Form 10-K
period 2022-03-31
Dakota Gold Corp.
filed 2022-06-28
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 000-41349

Dakota Gold Corp.

(Exact Name of Registrant as Specified in its charter)

Nevada	85-3475290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Glendale Drive, Suite A, Lead, SD	57754
(Address of principal executive offices)	(Zip Code)

(605) 717-2540

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[X]	Smaller Reporting Company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of September 30, 2021, the last business day of the registrant's most recently completed second quarter, there was no public market for the registrant's common stock. The registrant's common stock began trading on the NYSE American on April 5, 2022.

As of June 25, 2022, there were 71,994,644 shares of common stock outstanding.

Auditor Firm ID: _298_          Auditor Name: Ham, Langston & Brezina, L.L.P.        Auditor Location: Houston, Texas, USA

PRELIMINARY NOTES

As used in this annual report on Form 10-K ("annual report"), references to "Dakota", "Dakota Gold", "the Company," "we," "our," or "us" mean Dakota Gold Corp. and its predecessors, as the context requires.

GLOSSARY OF TERMS
Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.

Breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Brownfield	A property, the expansion, redevelopment, or reuse of which may be complicated by the presence or potential presence of a hazardous substance, pollutant, or contaminant.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.

Diamond drilling	A drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion. The drill cuts a core of rock, which is recovered in long cylindrical sections.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Exploration	Work involved in searching for ore, usually by drilling or driving a drift.

Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.

Grade	The average assay of a ton of ore, reflecting metal content.

Host rock	The rock surrounding an ore deposit.

Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lode	A mineral deposit in solid rock.

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituents, e.g., gold ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal form.

Mineralization	The presence of minerals in a specific area or geological formation.

Mineral reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals.

Paleoplacer deposits	Consist of placer (ancient) concentrations of minerals in which the host material is a consolidated rock.

Probable (Indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Prospect	A mining property, the value of which has not been determined by exploration.

Proven (Measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reverse Stock Split	On March 8, 2022, the Company completed a reverse split of its common stock on a 1 for 35,641,667 / 49,398,602 basis. All share numbers and common stock prices presented give effect to the reverse split.

S-K 1300	Subpart 1300 of Regulation S-K.

Tonne	A metric ton which is equivalent to 2,200 pounds.

Trend	A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, or fold.

Unpatented mining claim	A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim.

Vein	A mineralized zone having a more or less regular development in length, width, and depth, which clearly separates it from neighboring rock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 concerning our anticipated results and developments of our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects", "anticipates", "plans", "estimates" or "intends", the negatives thereof, variations thereon and similar expressions, or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this annual report include, but are not limited to:

  the progress, potential and uncertainties of the Company's exploration program at its properties located in the Homestake District of South Dakota (the "Black Hills Property");
  the success of getting the necessary permits for future drill programs and future project exploration;
  expectations regarding the ability to raise capital and to continue the Company's exploration plans on the Company's properties; and
  plans regarding anticipated expenditures at the Black Hills Property.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•  risks associated with lack of defined resources that are not SEC S-K 1300 Compliant Reserves, and may never be,

•  risks associated with the Company's history of losses and need for additional financing,

•  risks associated with its limited operating history,

•  risks associated with its properties all being in the exploration stage,

•  risks associated with its lack of history in producing metals from its properties,

•  risks associated with its need for additional financing to develop a producing mine, if warranted,

•  risks associated with its exploration activities not being commercially successful,

•  risks associated with ownership of surface rights at its Black Hills Property,

•  risks associated with increased costs affecting its financial condition,

•  risks associated with a shortage of equipment and supplies adversely affecting its ability to operate,

•  risks associated with mining and mineral exploration being inherently dangerous,

•  risks associated with mineralization estimates,

•  risks associated with changes in mineralization estimates affecting the economic viability of its properties,

•  risks associated with uninsured risks,

•  risks associated with mineral operations being subject to market forces beyond its control,

•  risks associated with fluctuations in commodity prices,

•  risks associated with permitting, licenses and approval processes,

•  risks associated with governmental and environmental regulations,

•  risks associated with future legislation regarding the mining industry and climate change,

•  risks associated with potential environmental lawsuits,

•  risks associated with its land reclamation requirements,

•  risks associated with gold mining presenting potential health risks,

•  risks associated with possible amendments to mining laws, mineral withdrawals of similar actions,

•  risks associated with any material weaknesses that have been identified in our internal controls over financial reporting,

•  risks associated with the COVID-19 pandemic,

•  risks associated with cybersecurity and cyber-attacks,

•  risks related to title in its properties,

•  risks related to competition in the gold and silver mining industries,

•  risks related to economic conditions,

•  risks related to its ability to manage growth,

•  risks related to the potential difficulty of attracting and retaining qualified personnel,

•  risks related to its dependence on key personnel,

•  risks related to its SEC filing history, and

•  risks related to its securities.

This list is not exhaustive of the factors that may affect the Company's forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

Item 1. Business

Dakota Gold Corp. (formerly JR Resources Corp., "Dakota Gold" or "the Company") is a Nevada corporation that was formed in British Columbia, Canada in 2017 and continued to Nevada in 2020. The Company is engaged in the business of acquisition and exploration of mineral properties within the Homestake Gold District (the "District") of the Black Hills of South Dakota. To date, while no development or mining activities have commenced, the Company's strategy is to move projects from exploration to development and finally into production as results of exploration may dictate. The Company's management and technical teams have extensive mining and exploration experience, much of it in the Homestake District, and the Company intends to leverage its experience together with its business presence in South Dakota to create value for the Company's stakeholders. The Company's principal executive offices are located at 106 Glendale Drive, Suite A, Lead, South Dakota, 57754, and its telephone number is (605) 717-2540.

The Company maintains 100% ownership of 11 mineral properties in the district comprised of 1,905 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 43,971 acres located in the Homestake Mining District of South Dakota, including the Blind Gold, City Creek, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, the Barrick Option, Richmond Hill and Homestake Paleoplacer Properties, all of which are located in the heart of the Homestake District. Our goal is to obtain sufficient capital to advance our current property portfolio, to fund acquisition of additional prospective mineral properties, and for the general working capital needs of the Company.

This annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC. These reports are available free of charge on our website, www.dakotagoldcorp.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this document is an inactive textual reference. Additionally, our filings with the SEC may be accessed through the SEC's website at www.sec.gov.

Recent Developments

On March 31, 2022, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of September 10, 2021, as amended (the "Merger Agreement") between the Company, Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"), DGC Merger Sub I Corp., a Nevada corporation ("Merger Sub 1"), and DGC Merger Sub II LLC, a Nevada limited liability company ("Merger Sub 2"), Merger Sub 1 merged with and into Dakota Territory (the "First Merger"), with Dakota Territory surviving the First Merger as a wholly owned subsidiary of Dakota Gold, and subsequently, Dakota Territory merged with and into Merger Sub 2, a wholly owned subsidiary of the Company (the "Second Merger"), with Merger Sub 2 surviving as a wholly owned subsidiary of Dakota Gold (collectively, the "Merger").

Pursuant to the terms of the Merger Agreement, Dakota Territory stockholders, other than Dakota Gold, were entitled to receive one share of Dakota Gold common stock for each share of Dakota Territory common stock.

As a result of the Merger, Dakota Gold delivered 35,209,316 shares of Dakota Gold common stock to former holders of Dakota Territory common stock. Giving effect to the issuance of such shares, there were 70,850,395 shares of Dakota Gold outstanding as of March 31, 2022.

Also on March 31, 2022, William Gehlen and Mac Jackson resigned as directors of the Company and the board of directors of the Company appointed Robert Quartermain, Stephen O'Rourke, Gerald Aberle, Jennifer Grafton, Amy Koenig and Alex Morrison as directors. In addition, the Board appointed Shawn Campbell as Chief Financial Officer of the Company and Gerald Aberle as Chief Operating Officer of the Company.

Corporate History

The Company has been in the exploration stage since its formation and has not realized any revenues from operations. For a full discussion of the general development of the Company's business, see the Company's Prospectus at https://www.sec.gov/Archives/edgar/data/0001852353/000106299322014451/form424b3.htm.

U.S. Investors are cautioned not to assume that any defined resources will ever be converted into reserves that meet the requirements of S-K 1300. We have not established that any of our properties contain proven or probable reserves under S-K 1300.

Competitors

The mining industry is highly competitive. We will be competing with numerous companies, many with greater financial resources available to them. We therefore will be at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment. Additionally, there are established and well-financed companies active in the mining industry that will have an advantage over us if they are competing for the same properties.

Government Approvals

The exploration, drilling and mining industries operate in a legal environment that requires permits to conduct virtually all activities. Thus, permits are required by local, state and federal government agencies. Local authorities, usually counties, also have control over mining activity. The various permits address issues such as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area. Very often, in order to obtain the requisite permits, the operator must have its land reclamation, restoration or replacement plans pre-approved. Specifically, the operator must present its plan as to how it intends to restore or remediate the affected area. Often all or any of these requirements can cause delays or involve costly studies or alterations of the proposed activity or time frame of operations, in order to mitigate impacts. All these factors make it more difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

Effect of Existing or Probable Government and Environmental Regulations

Mineral exploration, including mining operations are subject to governmental regulation. Our operations may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. The effect of these factors cannot be accurately determined, and we are not aware of any probable government regulations that would impact the Company. This section is intended as a brief overview of the laws and regulations described herein and is not intended to be a comprehensive treatment of the subject matter.

Overview. Like all other mining companies doing business in the United States, we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species, in the vicinity of its operations. These include "permitting" or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration, any mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once any commercial mining operations have ceased.

Federal legislation in the United States and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management ("BLM"), the United States Fish and Wildlife Service ("USFWS"), the Army Corps of Engineers and other agencies-in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, and the Comprehensive Environmental Response, Compensation and Liability Act-have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

The Clean Water Act. The federal Clean Water Act is the principal federal environmental protection law regulating mining operations in the United States as it pertains to water quality.

At the state level, water quality is regulated by the Department of Agriculture and Natural Resources of the State of South Dakota. If our exploration or any future development activities might affect a ground water aquifer, it will have to apply for a Ground Water Discharge Permit from the Ground Water Quality Bureau in compliance with the Groundwater Regulations. If exploration affects surface water, then compliance with the Surface Water Regulations is required.

The Clean Air Act. The federal Clean Air Act establishes ambient air quality standards, limits the discharges of new sources and hazardous air pollutants and establishes a federal air quality permitting program for such discharges. Hazardous materials are defined in the federal Clean Air Act and enabling regulations adopted under the federal Clean Air Act include various metals. The federal Clean Air Act also imposes limitations on the level of particulate matter generated from mining operations.

National Environmental Policy Act (NEPA). NEPA requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined.

Endangered Species Act (ESA). The ESA requires federal agencies to ensure that any action authorized, funded or carried out by such agency is not likely to jeopardize the continued existence of any endangered or threatened species or result in the destruction or adverse modification of their critical habitat. In order to facilitate the conservation of imperiled species, the ESA establishes an interagency consultation process. When a federal agency proposes an action that "may affect" a listed species, it must consult with the USFWS and must prepare a "biological assessment" of the effects of a major construction activity if the USFWS advises that a threatened species may be present in the area of the activity.

National Forest Management Act. The National Forest Management Act, as implemented through title 36 of the Code of Federal Regulations, provides a planning framework for lands and resource management of the National Forests. The planning framework seeks to manage the National Forest System resources in a combination that best serves the public interest without impairment of the productivity of the land, consistent with the Multiple Use Sustained Yield Act of 1960.

Wilderness Act. The Wilderness Act of 1964 created a National Wilderness Preservation System composed of federally owned areas designated by Congress as "wilderness areas" to be preserved for future use and enjoyment.

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). CERCLA imposes clean-up and reclamation responsibilities with respect to discharges into the environment and establishes significant criminal and civil penalties against those persons who are responsible for such discharges.

The Resource Conservation and Recovery Act (RCRA). RCRA was designed and implemented to regulate the disposal of solid and hazardous wastes. It restricts solid waste disposal practices and the management, reuse or recovery of solid wastes and imposes substantial additional requirements on the subcategory of solid wastes that are determined to be hazardous. Like the Clean Water Act, RCRA provides for citizens' suits to enforce the provisions of the law.

National Historic Preservation Act. The National Historic Preservation Act was designed and implemented to protect historic and cultural properties. Compliance with the Act is necessary where federal properties or federal actions are undertaken, such as mineral exploration on federal land, which may impact historic or traditional cultural properties, including native or Indian cultural sites.

In the fiscal year ended March 31, 2022, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities, although costs may increase in future periods.

Employees

As of March 31, 2022, we had 24 employees. We had 4 employees as of March 31, 2021.

Insurance

Where prudent and available at reasonable premiums, we maintain insurance sufficient to cover losses or risks incurred in the ordinary course of our current business.

Research and Development

The Company has spent only nominal amounts during each of the last two fiscal years on research and development activities.

Office Facilities

Our principal executive offices are located at 106 Glendale Drive, Suite A, Lead, South Dakota 57754. Our telephone number is (605) 717-2540.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include projections or estimates made by the Company in connection with its business operations. These forward-looking statements, and any assumptions upon which they are based, reflect our current judgment regarding the direction of our business. Actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

Risk Associated with Our Business

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from these properties, and our business could fail.

We have not established that any of our mining properties contain commercially viable mineral or metal reserves, nor can there be any assurance that our properties will contain commercially viable mineral or metal reserves. The ability of us to conclude that an individual prospect having a mineral or metal reserve that meets the requirements of S-K 1300 requires further efforts and any funds that we spend on exploration may be lost. Even if we do eventually discover commercially viable mineral or metal reserves on one or more of our properties, there can be no assurance that they can be developed into producing mines and that we can extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored and mined, are ultimately developed into commercially viable producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral or metal deposit, the proximity of the resource to infrastructure, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Even if commercial viability of a mineral or metal deposit is established, we may be required to expend significant resources until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to both establish proven and probable reserves and then in order to implement drilling operations. Because of these uncertainties, no assurance can be given that any of our potential drilling programs will result in commercially viable operations and the establishment or expansion of resources or reserves, the failure of which will adversely impact our Company and business.

If we establish the existence of commercially viable mineral or metal resources on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into production. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral and metal resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, engage in drilling operations and develop extraction and processing facilities (or make arrangements therefor) and infrastructure. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds. Although we may derive substantial benefits from the discovery of commercially exploitable deposits, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.  The availability of capital may be subject to the markets perception of the gold price and a declining gold price may negatively impact our ability to raise capital.

Our exploration and extraction activities may not be commercially successful.

While we believe there are positive indicators that our properties may contain commercially exploitable minerals and metals, such belief has been based solely on preliminary tests that we have conducted and data provided by third parties. There can be no assurance that the tests and data upon which we have relied is correct or accurate. Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

  the identification of potential mineralization based on analysis,

  the availability of permits,

  the quality of our management and our geological and technical expertise, and the capital available for mining operations.

Our potential revenue and profitability based upon exploitation and development of the Black Hills Property is contingent upon our gaining certain governmental permits and approvals. We must apply and go through regulatory approval in order to implement any development plans. If we fail to obtain the governmental permits and approvals, we may have difficulty implementing our exploration, mining and business plans.

Substantial expenditures and time are required to establish the existence of proven and probable reserves through drilling and analysis, and to develop the mines and facilities and infrastructure at any site chosen for mining. Whether a mineral or metal deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely, and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. If our exploration and extraction activities are not successful, our business will likely fail.

There may be challenges to the title of our mineral properties.

The Company has acquired properties held primarily by unpatented claims and mineral and surface ownership. The validity of title to many types of natural resource property depends upon numerous circumstances and factual matters (many of which are not discoverable on record or by other readily available means) and is subject to many uncertainties of existing law and its application. We cannot assure you that the validity of our titles to our properties will be upheld or that third parties will not otherwise invalidate those rights. In the event the validity of our titles is not upheld, such an event would have a material adverse effect on us.

Mineral operations are subject to applicable law and government regulations. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.

Companies such as ours that plan to engage in exploration and extraction activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for our activities is subject to the discretion of government authorities, and we may be unable to obtain or maintain such permits. Permits required for future exploration or development may not be obtainable on reasonable terms or on a timely basis. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration or development of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could face difficulty and/or fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest. It is possible that our properties could be located on or near the site of a Federal Superfund cleanup project. Although we will endeavor to avoid such sites, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. We are not currently aware of any environmental issues or litigation relating to any of our current or former properties. Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties. There can be no assurance that our defense of such claims will be successful. A successful claim against us could have an adverse effect on our business prospects, financial condition and results of operation.

The exploration, possible future development and any production phases of our business will be subject to federal, state and local environmental regulation. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation and set out limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments, and a heightened degree of responsibility for companies and their officers, directors and employees. Future changes in environmental regulations, if any, may adversely affect our operations. If we fail to comply with any of the applicable environmental laws, regulations or permit requirements, we could face regulatory or judicial sanctions. Penalties imposed by either the courts or administrative bodies could delay or stop our operations or require a considerable capital expenditure. Although we intend to comply with all environmental laws and permitting obligations in conducting our business, there is a possibility that those opposed to exploration and mining will attempt to interfere with our operations, whether by legal process, regulatory process or otherwise.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital, equipment and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are currently an insignificant participant in the mining industry due to our limited financial and personnel resources. We may be unable to attract the necessary investment capital or a joint venture partner to fully develop our mineral properties, acquire other desirable properties, attract and hire necessary personnel, or purchase necessary equipment.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

The business of exploring for and extracting minerals and metals involves a high degree of risk. Few properties are ultimately developed into producing mines. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure, metal prices, which can be highly variable, and government regulation, including environmental and reclamation obligations. These factors are not within our control. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these metals or minerals on the basis of available technology. Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral or metal properties, such as, but not limited to:

  encountering unusual or unexpected formations,
  environmental pollution,
  flooding and landslides,
  variations in grades of minerals or metals, and
  labor disputes.

We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we will incur a write-down on our investment in such property interests. All of these factors may result in losses in relation to amounts spent which are not recoverable. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

We have had historically negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $25,680,336 for the year ended March 31, 2022. We have $41,401,116 of cash and cash equivalents as of March 31, 2022. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our operations is anticipated to involve consideration and evaluation of several significant factors that could adversely affect our ability to meet our business plans including, but not limited to:

  Costs to bringing the property into production, including, but not limited to exploration work, preparation of production feasibility studies, and allowance for production facilities,
  Availability and costs of financing,
  Ongoing costs of production,
  Environmental compliance regulations and restraints, and
  Political climate and/or governmental regulation and control.

We depend almost exclusively on outside capital to pay for the exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and, as a result, we may be required to scale back, diversify or cease our business operations, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock or gold prices in general could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new properties and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

The value of our assets, our ability to raise capital and any future economic returns are substantially dependent on the prices of gold. The gold price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

  gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves,

  speculative short positions taken by significant investors or traders in gold,

  the relative strength of the U.S. dollar,

  expectations of the future rate of inflation,

  interest rates,

  changes to economic activity in the United States, China, India and other industrialized or developing countries,

  geopolitical conflicts,

  changes in industrial, jewelry or investment demand,

  changes in supply from production, disinvestment and scrap, and forward sales by producers in hedging or similar transactions.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations, no earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the exploration stage. The success of our Company is significantly dependent on a successful acquisition, exploration, development and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We will be subject to operating hazards and risks that may adversely affect our financial condition.

Exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. Payment of any liabilities as a result could have a materially adverse effect upon our company's financial condition.

Dependence on our ability to hire qualified contractors required to conduct exploration drill programs and the ability to hire qualified and experienced technical staff and/or consultants materially impacts our business operations.

Future success is also dependent on our ability to identify, hire, train and retain other qualified contractors, technical staff and consultants. Competition for these entities and individuals is intense and we may not be able to attract, assimilate, or retain qualified contractors and technical personnel. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty of agreements to secure access to property from adjacent landowners may affect our ability to remain in business.

Our potential revenue and profitability based upon our exploitation and development of the Black Hills Property may be contingent upon our gaining additional access to the properties through ingress and egress routes that are owned by private landowners. We may require agreements with those landowners to facilitate ingress and egress to our properties. If we fail to enter into such agreements on favourable terms, we may have difficulty conducting exploration, development and mining operations, which may result in our inability to implement our business plans.

Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our systems, data and business and our relationships with third parties.

In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our and our third-party service providers' systems, data, and business, and the confidentiality, availability and integrity of our and our employees' data. While we attempt to mitigate these risks, we remain vulnerable to cyber-attacks and other security incidents. Given the increasing sophistication and complexity of cyber-attacks, a cyber-attack could occur and persist for an extended period without detection. Any investigation of a cyber-attack or other security incident would be inherently unpredictable and it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber-attack or other security incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber-attacks and other security incidents. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our results of operations and financial condition.

Despite our and our third-party service providers' efforts to protect our data and information, we and our service providers have been and may in the future be vulnerable to security breaches, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems and operational disruptions. In addition, a cyber-attack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with partners and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory actions, fines and penalties.

Risks Associated with Our Common Stock

Investors' interests in our company will be diluted and investors may suffer dilution in their earnings per share if we issue additional shares or raise funds through the sale of equity securities.

Our articles of incorporation authorize the issuance of 144,302,330 shares of common stock. As of June 25, 2022, we have 71,994,644 shares of common stock issued and outstanding. The issuance of any additional shares to raise financing would be dilutive. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other stockholders.

Trading in our common stock on the NYSE American is volatile.

Our common stock is currently quoted on the NYSE American. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in the development stage. There can be no assurance that trading prices previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Because of the early stage of exploration and the nature of our business, our securities are considered highly speculative.

Resource exploration is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover valuable deposits, but from finding deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of resources acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulation, including regulations relating to royalties, allowable production and environmental protection, the combination of which factors may result in our company not generating an adequate return on investment capital.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations that may limit a stockholder's ability to buy and sell our stock.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The sale of our common stock by existing stockholders may depress the price of our common stock due to the limited trading market that exists.

Any sales of a significant amount of common stock by existing stockholders may depress the price of our common stock and the price of our common stock may decline.

A small number of existing stockholders own a significant portion of our common stock, which could limit your ability to influence the outcome of any stockholder vote.

Under our articles of incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most stockholder action. As a result, these individuals and entities will be able to influence the outcome of stockholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Black Hills Property Area

Dakota has 100% ownership of the interests in the Blind Gold, City Creek, Homestake Paleoplacer, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch. In addition, we have 100% ownership in the Barrick Option, and the Richmond Hill Option projects upon exercise of the underlying option. All of which are located in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, hereinafter referred to as the Black Hills Property (Figure 1).

Dakota has not established that any of its properties, mineral interests or rights contain proven or probable reserves, as defined under Subpart 1300 of Regulation S-K. Until recently, exploration by Dakota on its properties has been limited to field sampling programs, field mapping programs, geophysical surveys, and a campaign to acquire historical data sets that were known to exist for its property and the balance of the greater Homestake District. In late January 2022, Dakota started its first drilling program and expanded its drilling programs to key project areas by increasing the number of drills to three.

A large portion of the important historical data has been acquired, digitized, and assembled into a new database in electronic form.  In the case of historical geophysical data, the data has or is being digitized and reprocessed. Exploration data compilation is an ongoing activity as district wide historical information is constantly being identified and incorporated from historical Homestake data acquired as part of land option agreements and from local public archival sources.  This historical information is being augmented by active data collection in the field thru mapping, sampling and using remote geophysical methods.

Exploration plans and budgets have been prepared for each of the Blind Gold, City Creek, Homestake Paleoplacer, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, the Barrick Option, and the Richmond Hill Option project areas. The Homestake Paleoplacer, Maitland and Richmond Hill projects have or are being permitted with the South Dakota Division of Environment and Natural Resources ("SDDANR"), and Dakota expects permission to begin drilling in early 2022. Current exploration plans may be modified pending the ongoing modeling and interpretation of the Company's airborne magnetic and radiometric survey data acquired in 2020 and 2021. Dakota's technical "team has been reconciling its high-resolution geophysics with its extensive geology and geochemistry data sets to improve its ability to map and project lithology and structure in covered areas and/or where the company has less historical data.

None of Dakota's interests are sufficiently drilled to prepare a preliminary economic assessment.

Based on its experience in the district, Dakota has modeled for the exploration, development, mining, and closure of a potential project for the size and grade of similar deposits in a similar geological setting elsewhere in the District. The strategy of this financial modeling is to determine whether, if Dakota is technically successful defining its deposit expectation with drill holes, any identified deposit would make commercial sense to ultimately develop.

The Black Hills Property has well developed power infrastructure. All of Dakota's claims and leases have power on the property now, or nearby access to the property with the potential to be upgraded for production if exploration proves successful. The Company believes access to water will not be a significant issue for any development purpose.

As of March 31, 2022, Dakota is in the exploration stage and has not commenced amortization of its claims or leases. Dakota capitalizes certain costs to its projects when the costs can be specifically attributable to a project, or when it is reasonable to allocate those costs. Certain costs are not allocated as they are regional expenditures in nature.

Dakota maintains 100% ownership of 11 mineral projects in the district comprised of 1,905 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 43,971 acres located in the Black Hills of South Dakota, including the Blind Gold, City Creek, Homestake Paleoplacer, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, as well as 100% ownership of the Barrick Option, and the Richmond Hill Option projects upon exercise of the underlying option, all of which are located in the heart of the Homestake District (Figure 2).

Figure 2.  Detail Map Showing Claims and Leases of the Black Hills Property

The Homestake District is a favorable geologic gold setting with three unique gold deposit types that the Company believes have yielded approximately 44.6 million ounces of gold production over the past 140 years, including Proterozoic-age Homestake iron-formation hosted gold deposits, Tertiary-age replacement gold deposits and Eocambrian paleoplacer gold deposits.

Dakota has based the acquisition of its Black Hills claims, surface and mineral acreage and lease position on more than 50 years of combined mining and exploration experience in the Homestake District with Homestake Mining Company of California and the knowledge gained from previous exploration and mining efforts. Dakota believes that its properties hold exploration targets for all three gold deposit types known to exist in the district.

The Black Hills is a low-cost jurisdiction with well-developed infrastructure and an existing experienced mining and exploration workforce. South Dakota's regulatory authorities have historically demonstrated a willingness to work with responsible operators to permit well-planned compliant projects and South Dakota's exploration and mining regulations are reasonable and comparable to other mining jurisdictions within the United States.

Dakota's business strategy is to focus on the search of a repeat of the Homestake Deposit in the iron-formation host that is distributed across the district, largely under the cover of the younger igneous and sedimentary rocks that dominate the surface. Dakota continues to expand its land position in the district with the objective of simultaneously developing less capital-intensive lower risk gold targets that could be brought into production in the near term.

A large part of Dakota Gold's property position is held under unpatented, Federal mining claims on US Forest Service ("USFS") or Bureau of Land Management ("BLM") administered lands.  Federal unpatented mining claims have annual claim maintenance fees of $165 per claim and are due before September 1st of each year.

For exploration work on unpatented mining claims, notice must be filed with and approved by the USFS or BLM, and the SDDANR prior to undertaking any exploration activities. The notice describes the proposed exploration activities and any remedial reclamation deemed necessary. The various government agencies review the application to ensure there will be no deleterious impacts because of activity on the claims prior to granting any approvals for the proposed work.

In addition, a portion of Dakota's mineral tenure is composed of various ownerships of patented mineral rights severed from surface rights, private surface lands with mineral rights and a few parcels of private surface with severed mineral rights.  These lands are held 100% by the company but can be under option to purchase agreements subject to other obligations. These are identified in the individual property discussions below.

Exploration drilling done on private surface lands requires, in most cases, a notice be filed with the SDDANR prior to undertaking any exploration activities. The notice describes the proposed exploration activities and any remedial reclamation deemed necessary. The SDDANR reviews the application to ensure there will be no deleterious impacts because of activity prior to granting any approvals for the proposed work.

Blind Gold Project

The Blind Gold project consists of 191 unpatented lode-mining claims. In total the claims cover approximately 3,387 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Ranges 2 and 3 E covering portions of Sections 1, 2, 11, 12, 13 and 14 in Range 2E and Sections 5, 6, 7, 8 and 18 in Range 3E.

Dakota acquired 84 of the claims through the acquisition of North Homestake Mining Company in September 2012. In December 2012, Dakota's Blind Gold property position was increased through the acquisition of 23 additional claims from Black Hills Gold Exploration LLC. Dakota added 63 contiguous claims on its west and southwestern property boundary in February 2020 and in December 2020, 21 additional claims were at the western boundary of the property. Dakota owns a 100% interest in the 191 mining claims that comprise the main block of the Blind Gold project with no known encumbrance. There are no known private surface rights owners within the bounds of the main block with all surface rights under the control of the USFS. The annual claim maintenance fees total $31,515.

Access to the project is gained by traveling 4.3 miles south-southeast from the City of Spearfish along the Maitland Road (Forest Service 195). Alternately, the area can be accessed from the south via the same Maitland Road from Central City. The northern segment of the property can be accessed from the Maitland Road via Forest Service Road 195-2A and the southern portion can be accessed via the Paradise Gulch Road. In addition, various forest service roads exist within the claim area.

The Blind Gold claims are located approximately 4 miles northwest and on structural trend with the Homestake Gold Mine. In the 1980′s and 1990's Homestake Mining Company's work in the district extended the Homestake iron-formation host under cover and demonstrated the repeatability of Homestake iron- formation hosted gold deposits within the structural corridor extending northwest of the mine.

In addition to the exploration potential for gold hosted in the Homestake iron-formation, the Blind Gold project holds exploration potential for Tertiary-aged gold and silver replacement deposits typical of the District, with the mineralization hosted in the Cambrian Deadwood formation and to a lesser degree the Paha Sapa Limestone. The formation of Tertiary-age gold-silver replacement deposits is generally dependent on fault and fracture structures necessary to the transportation of mineralizing fluids and proximity to the preferential intrusive bodies, both of which are present at the Blind Gold claims. Tertiary-age gold mineralization is evidenced across the Blind Gold claims by numerous mapped prospect workings dating from the turn of the century in the Paha Sapa Limestone, Phonolite intrusive and Deadwood formation where it outcrops at the southwest corner of the property. The Blind Gold Property is an exploration target for the on-trend continuation of Tertiary aged gold-silver replacement deposits in the preferred Deadwood formation host under the cover of the Paha Sapa limestone.

Homestake Paleoplacer Project

The Homestake Paleoplacer claims consist of a total of 365 mineral acres covering approximately 5,700 feet of the projected northward extension of the Homestake-area paleoplacer channel trend in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range3E covering portions of Sections 20 and 21.

Dakota acquired its original 14 unpatented Homestake Paleoplacer claims from Black Hills Gold Exploration LLC in December 2012. Dakota owns a 100% interest in the 14 unpatented claims with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the property with all surface rights under the control of the US Forest Service. The annual claim maintenance fee totals $2,310.

In February 2014, Dakota entered into an agreement to acquire surface and mineral title to 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. The property is located immediately to the north and adjoining Dakota's 14 original unpatented claims group and was explored by Homestake Mining Company in the 1980's.

In March 2014, Dakota successfully closed a transaction with Deadbroke Mining Company, Inc. to purchase approximately 565.24 mineral acres in the Northern Black Hills of South Dakota. As part of the Deadbroke Mining Company Inc. property acquisition, Dakota purchased an additional 64.39 mineral acres located immediately southwest and contiguous to Dakota's original unpatented claims group, including the historical Gustin, Minerva and Deadbroke Gold Mines.

In April 2017, Dakota added an additional 141 acres of mineral property to the Homestake Paleoplacer claims through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc. of South Dakota. The property acquisition is located immediately north and contiguous to the original Homestake Paleoplacer claims.

Access to the project is gained by traveling 0.75 miles west-northwest from Central City along the Maitland Road (Forest Service 195). Alternately, the area can be accessed by traveling approximately 1.75 miles west-northwest from the City of Deadwood on the Mount Roosevelt Road (Forest Service 133).

Figure 3. Generalized Stratigraphic column for paleoplacers in the Black Hills (Homestake Mining Company)

The first significant Black Hills gold depositional event occurred approximately 1.74 billion years ago, in the Homestake iron-formation. From the time of iron-formation gold deposition, Proterozoic erosion removed approximately 30,000 feet of rock from the earth's crust and exposed the Homestake lode to an erosional event that distributed gold into drainages on the regolith surface forming high-grade gold paleoplacer deposits. The Homestake Paleoplacer deposit is characterized by gold bearing quartz pebble conglomerates, similar to the Jacobina conglomerate gold deposits of Bahia, Brazil, that were deposited to the north and away from the elevated exposure of the mineralized Homestake iron-formation source lode. Multi-ounce per ton gold grades were historically not uncommon to paleoplacer deposits, principally because the source gold lode was upgraded by lateritic weathering processes prior to erosion and distribution of the gold into the ancient paleochannels.

560 million years ago, the Cambrian seas advanced and deposited marine sediments that eventually covered the primordial Black Hills highlands and sealed the paleoplacer gold deposits under cover.

Tertiary-age rhyolite intrusive rocks dominate the outcrop on the Homestake Paleoplacer project, along with limited outcrops of Cambrian Deadwood formation contained within the rhyolite intrusive. The rhyolite is in the form of a sill/laccolith, 50 to 500 feet thick, that overlies the basal quartz pebble conglomerate units of Deadwood formation and the extensions of gold bearing paleoplacer sourced from the Homestake Lode.

Dakota's Homestake Paleoplacer project include the past producing Gustin, Minerva and Deadbroke Mines, which were the last three mines that produced from the channel and are located furthest to the north at the point where the channel disappears under the cover of the younger Cambrian sedimentary and Tertiary igneous rocks. The Deadbroke Mine began operations in the earliest days of the 1870's Black Hills Gold Rush and continued to produce gold through the 1920's by underground room and pillar methods at depths ranging from 100 to 200 feet below surface.

In 1973, Homestake Mining Company entered into a mining lease on the Deadbroke property, based on interest generated by a report authored by Homestake Geologist, Ross R. Grunwald and titled "Ore Potential of The Deadbroke Mine and Other Northern Black Hills Conglomerate Ores". In 1974, Homestake dewatered the Deadbroke Mine and conducted a comprehensive mine mapping and sampling program. A total of 214 channel samples were collected by Homestake geologists from the perimeter of accessible stope and development headings, as well as from pillars left in stopes. The results of the 1974 Deadbroke Mine sampling program led to a subsequent 27-hole drill program in the 1980's designed to explore for the extension of the paleochannel north of the Deadbroke Mine.

City Creek Project

The City Creek project consists of a group of 228 unpatented lode-mining claims, the Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba patented lode claims, M.S. 1644, the Davis Property, and the Hoff Property.  The claims and properties cover a total of approximately 5,783 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the property lies within the Black Hills Meridian, Township 5N, Range 3E covering portions of Sections 2, 3, 4, 5, 8, 9, 10, 11, 14 15, 16, 17, 21, 22, and 28, and Township 6N, Range 3E, covering portion of section 33.

Dakota acquired the original block of 20 City Creek claims from Black Hills Gold Exploration LLC in December 2012. The patented lode claims Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba that comprise M.S. 1644 were acquired from Trucano Novelty Inc. in April 2017 with an addition 42 unpatented lode mining claims acquired by staking in November 2018. In July 2020, the Company recorded an additional 166 claims at the northern and eastern boundary of the  City Creek block. In November 2021 the Davis property was acquired to fill a gap on the south end of the City Creek project. Then in March of 2022, an option to purchase agreement was executed for the Hoff property.  This later acquisition filled a large land gap and allowed alternate access to the Maitland, Homestake Paleoplacer and City Creek projects as well as offers access to other exploration targets that exists under the property.

Dakota owns a 100% interest in the property with no known encumbrance of any kind. The Davis property includes only surface rights while the larger Hoff property included both surface and mineral rights.  The unpatented portion of the property is under the control of the USFS and the BLM.  The annual claim maintenance fees total $37,620.

Access to the southwest end of the property is gained by traveling 0.6 miles west-northwest from the City of Deadwood along the Mount Roosevelt Road (Forest Service 133). The area can also be accessed from US Highway 85 in the City of Deadwood. This highway also skirts along the eastern edge of the latest property acquisition. The Hoff property can be accessed from the north end of the Black Hills off East Colorado Blvd. southeast of Spearfish, South Dakota, and by internal trails and roads that run the entire length of the property and exit onto Forest Service roads at the south end.

The City Creek project is located one mile northeast of the Homestake Open Cut, one mile northwest of the City of Deadwood and is a target for Homestake iron-formation hosted gold mineralization. The southern end of the City Creek project geology is dominated by rocks of the Homestake stratigraphic sequence, including the Ellison, Homestake and Poorman formations that outcrop across the property. The Homestake iron-formation outcrop on the City Creek Property is complexly folded and represents the continuous Homestake iron-formation extension northeast of the Homestake Mine.

Numerous gold prospect pits and shallow underground workings in quartz-veined Homestake formation have been located at the City Creek project area and the stratigraphy has been mapped by both Homestake Mining Company and USGS geologists. The City Creek area was also diamond drilled by Homestake Mining Company in the 1970's and 1980's.

Tinton Project

The Tinton claims consists of a group of 428 unpatented lode-mining claims covering approximately 7,552 acres in the western portion of Lawrence County, South Dakota, and Crook County, Wyoming, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range1E covering portions of Sections 13, 14, 15, 16, 17, 18, 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36, and Township 4N, Range1E covering portions of Sections 3, 4, and 5, and within the 6th Principal Meridian, Township 51 N, Range 60 W covering portions of Sections 21 and 28.

Dakota acquired the original block of 106 claims at Tinton in September 2019. Between October 2020 and July 2021, an additional 322 unpatented claims were staked to surround the original claim block with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the claims with all surface rights on the unpatented portion of the property under the control of the USFS. The annual claim maintenance fees total $70,620.

Access to the property is gained by traveling 8 miles south-southwest from the City of Spearfish along a series of paved and aggregate secondary roads. A network of these roads cut the claims. Alternative ingress can be gained on similar roads from the town of Lead (via Savoy), located approximately 9 miles east- southeast of the claims. Some of these roads are seasonal, as they are not plowed during the winter months.

Placer gold was first discovered in the Tinton area in 1876 and the local drainages were worked during the late 19th and early 20th centuries. No source-lode has yet been located for the modern gold placer deposits.

In the 1990s, Homestake Mining Company undertook an exploration program at Tinton that was based on the deposition models for the paleoplacer and modern placers associated with the Homestake Lode. Preliminary groundwork at that time indicated that the most likely source of the gold originated from an area east of the placer workings, over which a district wide ground gravity survey was conducted in an effort to locate iron-formation host rocks under the younger limestone beds that dominate the surface in the Tinton area. Based on the results of the geophysical survey, two deep core holes were subsequently drilled with intercepted rocks interpreted to be comparable with the suite of rocks at the site of the Homestake Mine.

Dakota intends to resume the exploration begun by Homestake by building off the substantial work already invested in narrowing the search area.

West Corridor Project

The West Corridor project consists of 109 unpatented lode-mining claims and surface and mineral title to an additional 837 acres of patented land bringing the total area covered to approximately 2,380 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range2E covering portions of Sections 23, 24, 25, 26, 27, 28, 34 and 35, and Township 5N, Range3E covering portions of Sections 19 and 30.

Dakota staked the unpatented claims of West Corridor between February 2020 and July 2021. There is no known encumbrance of any kind and there are no known private surface rights owners within the bounds of the claims with all surface rights on the unpatented portion of the property under the control of the USFS. Annual claim maintenance fees total $17,985.

213 acres of patented land were purchased in May of 2021 from Terrence Tyler and are subject to a 2% net smelter return royalty (the "NSR Royalty") held by Homestake Mining Company of California with a buyback right for 51% interest in the property subject to, among other provisions, the establishment of a 1,000,000-ounce reserve and/or inferred resource from one or more deposits located within a one-kilometer area of influence surrounding the property.

The West Corridor property is located just south of the mineral property Dakota acquired from Deadbroke Mining Company in the Maitland Area in March of 2014, just north of the producing Wharf Mine (Coeur Mining) and just to the south and east of the former Richmond Hill Mine (Barrick Gold). Access to the property is gained by traveling 1 mile southwest of Lead South Dakota ("Lead SD") on Highway 85/14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing west approximately 1.2 miles before turning and traveling 1 mile north on the Richmond Hill Road.

The property is located on the western margin of the structural corridor that extends north of the Homestake Gold Mine. The interest in the property is for both Homestake Iron Formation hosted gold mineralization under the cover of younger sedimentary and igneous rocks that also host Tertiary-aged replacement gold and silver mineralization in the area.

Ragged Top Project

The Ragged Top claims and property consists of 52 unpatented lode-mining claims plus a combination of surface and mineral title to an additional 25 patented mining claims covering approximately 307 acres that were secured on March 9, 2021, through an option agreement with Donald Valentine of Steamboat Springs Colorado. On August 21, 2021, Dakota purchased surface and mineral title to approximately 230 acres of patented land from Atlas Development Company. In total, the claims and property cover approximately 1,380 acres in the western portion of Lawrence County, South Dakota, USA that lie within the Black Hills Meridian, Township 5N, Range2E covering portions of Sections 19, 20, 22, 28, 29, 30, 32, and 33, and Township 4 N, Range2E covering a portion of Section 5.

Dakota staked the unpatented claims between September 2020 and March 2021.

Dakota maintains 100% ownership of the property. There are no known encumbrances of any kind and there are no other known private surface rights owners within the bounds of the unpatented claims with all surface rights on that portion of the property under the control of the USFS. The annual claim maintenance fees total $8,580.

Access to the claims and property is gained by traveling 1 mile southwest of Lead SD on Highway 85/ 14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing generally northwest approximately 4.2 miles to the site of historic Preston gold camp.

Tertiary-aged gold mineralization in the Ragged Top area is hosted primarily in the Paha Sapa Limestone formation and has been mined from both vertical fissures called "Verticals" and from collapsed breccias.

Dakota's Ragged Top claims and property are located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick Gold). The Atlas Development portion of the property was the site of historic small scale gold operations and was explored with shallow drilling by Homestake Mining Company in the 1970's and 1980's. Historic resources on the property were included in State Mine Permit 416, which is still active. Dakota believes that the Ragged Top Property is an excellent prospect for additional tertiary-aged limestone hosted gold mineralization and for tertiary-aged gold and silver replacement mineralization in the preferred Deadwood formation host that lies under the cover of the limestone that dominates the surface exposure.

Poorman Anticline Project

The Poorman Anticline claims consists of 104 unpatented lode-mining claims, covering a total of approximately 1,461 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 4 N, Range3E covering portions of Sections 5, 6, 7, 8, 9, 16, and 17, and Township 5 N, Range2E covering a portion of Section 36, and Township 5 N, Range3E covering portions of Sections 30 and 31.

Dakota staked the Poorman Anticline Property between February 2019 and August 2021 and maintains 100% ownership of the property. There is no known encumbrance of any kind and there are no known private surface rights owners within the bounds of the claims with all surface rights under the control of Dakota.

Access to the northern end of the project is gained by traveling southwest from the City of Lead on Highway 85/14A and turning onto the Kirk Road and traveling approximately 1.5 miles east. Alternately, the area can be accessed by traveling approximately 3.6 miles southwest of Lead on Highway 85/14A, turning on to County 205 south for 0.5 miles to Brownsville Road and traveling 0.8 miles east and turning north traveling approximately 2.3 miles on the Englewood Road.

The Poorman Anticline is the southwestern-most extension of the Homestake iron-formation host in the district. Gold mineralization was discovered underground on the 2,600 and 4,100 foot levels in the far western extents of the Homestake Mine in the 1950's and 60's with little known historic follow-up exploration in the Poorman Anticline closer to surface. Dakota's targeting in the Poorman Anticline is based on the presence of the Homestake iron-formation host and projected intersections with important shear fabric that is known to have conducted fluids necessary to the deposition of gold mineralization in the northern extents of the structural corridor.

Maitland Project

The initial 37.8 mineral acres of the Maitland project were acquired in April of 2017 through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. On October 26, 2020, Dakota acquired 2,112 mineral-acres from Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation. Pursuant to the terms of the definitive agreement, the Company paid consideration to Barrick comprised of $3.5 million cash and the issuance of 750,000 shares of Dakota's common stock. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. From August 2021 thru March 2022, Dakota Territory purchased additional surface rights over existing mineral rights of approximately 168.3 acres to facilitate the exploration of the Maitland Property.  The project mineral rights total 2,175 acres, all of which is located in the western portion of Lawrence County, South Dakota, USA within Black Hills Meridian, Township 5N, Range 2E, covering portions of Sections 12, 13, and 24, and Township 5N, Range 3E, covering portions of Sections 7, 8, 17, 18, 19 and 20.

The Maitland project area is an important component of Dakota's exploration strategy for the structural corridor that extends from the Homestake Gold Mine to Dakota's Blind Gold Property at the northern end of the district. The Maitland Property covers the down-plunge component of Homestake formation extending from the Blind Gold Property target at the north end, and Homestake Mining Company's North Drift gold discovery of the late 1980's to the south. In addition to Pre-Cambrian aged gold mineralization hosted within the Homestake iron formation, the property area holds several historic Tertiary age mineralization and historic mines hosted in the younger sedimentary and intrusive rocks.

Access to the Maitland Gold project is gained by traveling 2 miles north of Lead on Highway 85/14A to Central City/Blacktail and then turning and traveling northwest approximately 1.7 miles on the Maitland Road. The property is proximal to the Company's Homestake Paleoplacer Property and is contiguous to the Blind Gold and West Corridor Properties, as well as property Dakota purchased from Deadbroke Mining Company near the historic Maitland Mine.

South Lead / Whistler Gulch Project

The South Lead / Whistler Gulch project was staked between June and September 2021 and is comprised of 778 unpatented claims covering a total of approximately 13,053.1 acres located in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 4N, Range 2E, covering portions of Sections 2, 9, 10, 11,14,15, 22, 23, 24, 25, 26, 35 and 36, and Township 4N, Range 3E, covering portions of Sections 1, 2, 11,12,13,14,15, 19, 20, 21, 22, 24, 25, 27, 28, 29, 30, 31, 32, 33, 34, 35 and 36, and Township 4N, Range 4E, covering portions of Sections 18 and 19 and Township 5N, Range 3E, covering portions of Sections 23, 24, 25, 26, 27, 34, 35 and 36.

The South Lead portion of the claims is not contiguous but is generally located south of the City of Lead extending as a band approximately 9 miles across the southern end Homestake District from Highway 85/14A at the west side to US Highway 385 on the east side. Multiple points of access to the property are gained from the paved State and Federal highway systems, as well as from numerous all-weather secondary paved and gravel roads maintained by Lawrence County. A network of BLM and Forest Service roads also cut the property. The Whistler Gulch section of the property is generally located immediately south of the City of Deadwood and extending south and east from Whistler Gulch. Access to the property is gained from the streets within the City of Deadwood, US Highway 385 along at the western property boundary, and from numerous all-weather gravel roads maintained by Lawrence County. A network of BLM and Forest Service roads also cut the property.

Dakota maintains 100% ownership of the project. There are no known private surface rights owners within the bounds of the claims with all surface rights on the property under the control of the USFS or BLM. The annual claim maintenance fees total $98,010.

The South Lead / Whistler Gulch project has been subject to extensive historic prospect and mining activity, primarily related to Tertiary-aged gold mineralization in the Deadwood formation, Tertiary-aged intrusive and Precambrian basement rocks. Dakota believes the South Lead / Whistler Gulch project area also holds potential for Homestake style iron-formation hosted mineralization down plunge from the Homestake mine under cover of the younger rocks that dominate the surface.

Barrick Option Project (the "Barrick Option")

Dakota entered into a three-year option agreement on September 7, 2021, to acquire 4,261 acres of surface rights with attendant facilities and data held by Homestake Mining Company of California, a wholly owned subsidiary of Barrick Gold Corporation. In consideration for the Option, Dakota made a cash payment of $1.3 million and issued 1 million shares of common stock of the Company ("Shares") to Barrick and will make annual Option payments of $300,000 during the Option period. Dakota may exercise the Option on or before September 7, 2024, by assuming all liabilities and bonds currently held by Homestake within the District. In addition, on exercise of the Option, Dakota will issue Barrick 3 million additional shares and grant a 2.5% NSR to Barrick with respect to any gold that may be recovered from the Grizzly Gulch property (the "Grizzly Gulch").

The property is located in and around the City of Lead and lies within the Black Hills Meridian, Township 5 N, Range 3 E, covering portions of Sections 19, 20, 27, 28, 29, 30, 32, 33, and 34, and Township 4 N, Range3 E, covering portions of Sections 2, 3, 4, 9, 10, 11, 14, and 15.

Access to the property is gained from multiple public roads and highways including, streets within the City of Lead, paved Highway 85/14A near Central City, US Highway 385 at Pluma, and via Lawrence County maintained Grizzly Gulch, Kirk, and Yellow Creek roads.

The Barrick Option area was previously a part of, or utilized in support of, Homestake Mining Company's historic gold mining operations at Lead. Subdivisions of the property include Sawpit Gulch, Open Cut and Grizzly Gulch areas. As the property was previously disturbed by mining, Dakota believes that potential exists for the Company to repurpose the property and remaining infrastructure for future operations if exploration is successful at Dakota project areas that lie in close proximity. The Grizzly Gulch area of the property also holds potential to re-process tailings from milling operations at the Homestake Gold Mine.

Richmond Hill Project

On October 14, 2021, Dakota entered into an option agreement to acquire 100% of Barrick's interest in the Richmond Hill Property in the Homestake District, South Dakota. Under the terms of the agreement, Dakota has a three-year option to acquire 2,126 acres of surface and mineral rights with attendant facilities. Dakota issued 400,000 shares to Barrick and will make annual Option payments of $100,000 during the option period. Dakota may exercise the Option on or before September 7, 2024, by assuming all liabilities and bonds associated with the Richmond Hill Property. In addition, on exercise of the option, Dakota will issue Barrick an additional 400,000 shares and grant a 1% NSR to Barrick with respect to any gold that may be recovered from the Richmond Hill Property.

The project area is located in the western portion of Lawrence County, South Dakota, USA. More specifically the property lies within the Black Hills Meridian, Township 5N, Range2E covering portions of Sections 9, 10, 11, 13. 14, 15, 16, 21, 22, 23, 24, 26, 27, and 34. The property is contiguous to Dakota's West Corridor and Blind Gold Properties and is located approximately 1/2 mile north of the producing Wharf Gold Mine (Coeur Mining). Access to the property is gained by traveling 1 mile southwest of Lead SD on Highway 85/14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing west approximately 1.2 miles before turning and traveling 1 mile north on the Richmond Hill Road.

The Richmond Hill area is an important component of Dakota's exploration strategy for the Homestake District. The property includes the past producing Richmond Hill mine and the mines of the Carbonate District. The Richmond Hill mine produced ore from Tertiary breccias dominantly hosted within Precambrian units that were processed as an open pit, heap leach operation. Tertiary hosted and replacement gold mineralization, as well as possible Precambrian iron formation hosted mineralization were also identified during exploration programs in the 1980's and 1990's.

The Company has made acquisition payments for the following exploration properties to date:
	Balance at March 31, 2020	Acquisitions *	Balance at March 31, 2021	Acquisitions	Balance at March 31, 2022
Black Hills Property (general)	$-	$52,893,198	$52,893,198	$-	$52,893,198
Maitland	-	4,820,000	4,820,000	1,422,221	6,242,221
City Creek	-	-	-	423,592	423,592
Richmond Hill	-	-	-	2,745,081	2,745,081
Ragged Top	-	-	-	1,535,000	1,535,000
South Lead /Whistler Gulch	-	-	-	2,542,775	2,542,775
Barrick Option	-	-	-	6,150,000	6,150,000
Blind Gold	216,104	2,492	218,596	-	218,596
Poor Man Anticline	-	-	-	1,000,200	1,000,200
Homestake Paleoplacer	-	-	-	3,212,295	3,212,295
	$216,104	$57,715,690	$57,931,794	$19,031,164	$76,962,958

* - includes $52,594,722 on acquisition of DTRC

Internal Controls - Exploration and Sampling

Dakota's Black Hill Property is at an early stage of exploration, with no reserves, resources, or drill penetrations that could be construed as being a potentially economic discovery. Furthermore, Dakota has not yet commenced exploration on its properties that involves drilling, sampling, or assaying, therefore internal controls relating to Quality Assurance and Quality Control (QA/QC) have not to date been necessary. However, prior to conducting exploration that involves drilling, sampling, assaying, and the reporting of results from those activities, Dakota will implement sampling and analytical QA/QC protocols consistent with industry standards. These protocols include, but are not limited to, the following procedures:

1. All sampling will be conducted under the supervision of Dakota's project geologists and the chain of custody from the project to the sample preparation facility will be continuously monitored. A blank, certified reference material, or duplicate will be inserted approximately every tenth sample. The samples will be delivered to Bond Mineral Services and Engineering preparation facility in Central City, SD where they are readied for shipment to ALS Global's certified laboratory in Reno, NV for crushing and pulverizing.

2. Pulps will be digested and analyzed for gold using fire assay fusion and an atomic absorption spectroscopy (AAS) finish on a 30-gram split.

3. Over limit gold assays will be determined using a fire assay fusion with a gravimetric finish on a 30-gram split. All other elements will be determined by four-acid digestion and ICP analysis.

4. Data verification of the analytical results will include a statistical analysis of the standards and blanks that must pass certain parameters for acceptance to insure accurate and verifiable results.

Item 3. Legal Proceedings.

No legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve the Company.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended March 31, 2022, our exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the NYSE American under the symbol "DC".

As of March 31, 2022, there were 1,200 of record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance under our equity compensation plan.

During the year ended March 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Dividends

The Company has not paid any dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

Repurchase of Securities

During the fiscal year ended March 31, 2022, we did not affect any repurchase of securities.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This management's discussion and analysis should be read in conjunction with the annual consolidated financial statements of Dakota Gold Corp. and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under "Risk Factors."

Our audited annual consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

On March 8, 2022, the Company completed a reverse split of its common stock on a 1 for 35,641,667 / 49,398,602 basis. All share numbers and common stock prices presented give effect to the reverse split.

Overview

The Company's goal is to create stockholder value through the acquisition, responsible exploration, and future development of high caliber gold properties in the Homestake District of South Dakota. Management and the technical teams cumulatively have several hundred years of international mining and exploration experience and key personnel have more than 50 combined years in the Homestake District, mostly with the Homestake Mining Company, as well as other exploration companies that have operated in the region. The Company believes this experience uniquely positions the Company and will allow it to leverage its direct experience and knowledge of past exploration and mining activities in the District. Combined with the use of modern exploration and mining techniques, and new geologic understanding from experience in other mines, new research and information extracted from its new geophysical surveys, the Company hopes to focus its programs and build upon dominance where the historic Homestake Mining Company left off in the 1990's.

The Homestake District has yielded approximately 44.6 million ounces of gold production with most of it coming from within a small area. The production ledges of the old mine define a cumulative surface projection area of much less than 3 square miles. Homestake Mining Company's historic gold production and exploration in the District was overwhelmingly focused on the underground mine. Modern statistical studies of ore deposit trends and understanding of the distribution of large gold camps around the world identifies that large gold deposits generally form in distinct camps and normally occur in clusters that show predictable distributions (Zipf's Law Applied to Ore Deposits). The Company believes this might be true for the Homestake District. Outside of the mine area, the District has been underexplored and lacks the modern exploration efforts required to search for other deposits especially under the cover of younger rocks that dominate the surface.

Since 2012, the Company has consistently pursued a strategy of expanding its portfolio of brownfield properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating possible mineral potential. Property acquisitions are focused and based on past exploration, the access to proprietary data sets the Company has assembled over the years, and new research and remote data acquisition (Magnetics, Gravity and Radiometric) that was recently conducted over the district that hosts the Homestake Gold Deposit.

The Company has not established that any of its projects or properties contain proven or probable reserves under S-K 1300 nor do they guarantee their exploration work will ever establish an economic gold deposit. The Company believes the Homestake District is in a safe, low-cost jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Planned Activities

The Company's planned activities in fiscal 2023 will be focused on advancing exploration drilling on its Maitland, Richmond Hill, and City Creek projects. In addition, work is planned to continue exploration, permitting studies, and targeting activities on its Blind Gold and Tinton projects to bring them to a drilling stage.

The Company's technical group and consultants are continuously modeling and evaluating data acquired through its regional high-definition airborne magnetic survey, supplemented by ground gravity surveys completed in 2021, to enhance possible drill targets, as well as to screen targets on other brownfields areas of interest within the district. Field sampling and mapping programs have been initiated at the Richmond Hill, City Creek, and the Barrick Option property. The Company continues to locate, evaluate, and add to the historic information in its regional and project level data sets much of which is from the 145-year-old Homestake Mining Company files acquired in the Barrick Option agreement but also from other private and public sources.

Permitting and site preparations were completed for the first drilling program on the iron-formation target and other tertiary-age replacement targets in the Maitland area and drilling commenced in early 2022. There are now three drill rigs operating on the property - two at Maitland and one at Richmond Hill. Permit and environmental field work for the Blind Gold and Tinton project areas has also been initiated. Targets in some of the other brownfield areas may also be identified and advanced for drilling as exploration activities continue throughout the year.

Table: Fiscal Year 2023 Proposed Cash Exploration Expenditures (millions)
General & administrative	$ 4.7
Drilling, Field programs/Met Testing/Data Compilation	$ 15.5
Property Acquisition	$ 6.3
TOTAL	$26.5

The Company's projects are all at the exploration stage and do not generate revenues. The Company has not established that any of its properties or projects contain proven or probable reserves as defined under Regulation S-K Subpart 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, including exploration and development risks, competition from well-funded competitors, and the Company's ability to manage growth and assessments of ongoing exploration activities and results. The Company cannot offer assurance that its expenses will either meet or exceed its projections.

Liquidity and Capital Resources

The Company is in the exploration-stage and does not generate revenues. As such, the Company finances its operations and the acquisition and exploration of its mineral properties through the issuance of common stock, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.

As of March 31, 2022, the Company had working capital of $39,335,458 and its retained earnings as of March 31, 2022, was $13,065,900. The Company had a net loss for the year ended March 31, 2022, of $25,680,336.

During the year ended March 31, 2022, the Company issued a total of 505,050 shares of common stock for net proceeds of $318,572 and DTRC, the Company's subsidiary, issued a total of 11,203,661 shares of common stock for net proceeds of $49,515,626.

During the upcoming year, the Company plans cash expenditures of approximately $26.5 million.

The timing of expected expenditures is dependent upon a number of factors, including the availability of contractors. The Company has sufficient funds for funding its activities for the current year and for the 12-month period beyond the filing of the Annual Report.

Results of Operations

Fiscal years ended March 31, 2022 and 2021

Revenue

We had no operating revenues during the fiscal years ended March 31, 2022 and 2021. We are not currently profitable. We had a net loss of $25,680,336 for the year ended March 31, 2022.

Exploration Costs

During the years ended March 31, 2022 and 2021, our exploration costs totaled $7,334,459 and $271,853, respectively. The increase year over year primarily related to allocated share-based compensation of $3,097,368 (2021 - $0) and the preparation for, and initiation of exploration drilling and related activities in January 2022.  In addition, the Company funded the airborne geophysical survey and increased the review and compilation of historical geological data.  Included in these costs were payments of annual claim maintenance fees related to our mineral properties.

General and Administrative

Our general and administrative expenses for the year ended March 31, 2022 and March 31, 2021 were approximately $23,943,000 and $1,820,000, respectively. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations.  The increase year over year was primarily due to an increase in allocated stock-based compensation of $16,495,133 (2021 - $124,706).  In addition, with the increased capital available, the organization grew from zero employees to over 20, which resulted in increased general and administrative costs to $4,743,893 during the year ended March 31, 2022 (2021 - $390,398).  The organization grew to support advancing the exploration activities, which included drilling activities in the 2022 year.

We had losses from operations for the fiscal years ended March 31, 2022 and 2021 totaling approximately $31,277,000 and $2,092,000, respectively. We had a loss before income tax for the fiscal year ended March 31, 2022 of approximately $31,366,000 and a deferred tax benefit of $5,685,000, leading to a net loss for the year of approximately $25,680,000. During the fiscal year ended March 31, 2021, the Company had net income of approximately $25,520,000 for the year, largely due to a gain on derivative assets of $27,087,667. We incurred interest expense from notes payable for the fiscal years ended March 31, 2022 and 2021, respectively, in the amounts of approximately $101 and $0.

Cash flows used in operating activities

During the years ended March 31, 2022, and 2021, the Company's cash flows used in operating activities were $9,913,063 and $2,166,825, respectively. Cash used in operations for fiscal 2022 increased year over year as the company increased the amount of land staking and associated annual claim maintenance costs. In addition, the company completed an airborne geophysical survey and engaged additional personnel to review and commence the compilation of historical geological data obtained through the Barrick option agreements.  The Company also began preparation for drilling activities, which commenced in January of 2022.

Cash flows used in investing activities

During the years ended March 31, 2022, and 2021, cash flow used in investing activities were $9,162,972 and $4,731,043, respectively. In the year ended March 31, 2022, the cash used for investing activities consisted primarily of $8,650,700 for the acquisition of mineral properties and $492,272 for the purchases of property and equipment. In the year ended March 31, 2021, the cash used for investing activities consisted primarily of $12,807,130 for the acquisition of mineral properties, $879,249 for the purchases of property and equipment, as well as $1,150,000 for a note receivable to DTRC. Upon the acquisition of control of DTRC on October 15, 2020, the Company also acquired DTRC's cash of $9,697,502.

Cash flows from financing activities

During the years ended March 31, 2022, and 2021, cash flows from financing activities were $49,032,483 and $18,200,768, respectively. In the year ended March 31, 2022, the Company issued shares for net proceeds of $318,572, and DTRC issued shares for net proceeds of $49,515,626 and repaid related party notes for $801,715.  In the year ended March 31, 2021, the Company issued shares for net proceeds of $22,563,570, repaid related party notes for $460,445 and received proceeds from option exercises of $455,000. In the year ended March 31, 2021, DTRC declared and paid a special cash dividend to non-controlling interest stockholders totaling $4,357,246. The Company had contractually waived its right to receive its pro-rata share of this special cash dividend.

24

Off-Balance Sheet Arrangements

As of March 31, 2022 and 2021, the Company had off-balance sheet arrangements for annual payments in relation to annual mineral lease payments related to certain properties under option as disclosed in Note 3 of the financial statements.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our consolidated financial statements; Valuation of options granted to Directors and Officers using the Black-Scholes model, and judgement related to impairment indicators of the fair value of mineral properties. The Company's accounting policies are described in greater detail in Note 2 to our audited annual consolidated financial statements for the fiscal year ended March 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dakota Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dakota Gold Corp. and subsidiaries (the "Company") as of March 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years ended March 31, 2022 and 2021, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended March 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) represented especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

We have served as the Company's auditor since 2020.

Houston, Texas

June 28, 2022

DAKOTA GOLD CORP. CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021

ASSETS

Current assets
Cash and cash equivalents	$41,401,116	$11,444,668
Receivable	94,807	-
Prepaid expenses and other current assets	376,689	384,897
Total current assets	41,872,612	11,829,565

Non-current assets
Mineral rights and properties (Note 5)	76,962,958	57,931,794
Property and equipment, net (Note 6)	1,229,012	870,744
Other assets	20,000	-
Total assets	$120,084,582	$70,632,103

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 7)	$2,537,154	$846,622
Accounts payable - related party (Note 8)	-	3,000
Current portion of notes payable - related party (Note 8)	-	906,768
Total current liabilities	2,537,154	1,756,390

Non-current liabilities
Notes payable - related party, net of current portion and discount (Note 8)	-	473,325
Deferred tax liability (Note 9)	3,713,023	9,398,458
Total liabilities	6,250,177	11,628,173

Commitments and contingent liabilities (Note 11)	-	-

Stockholders' equity
Common stock, par value $0.001; 144,302,330 shares authorized, 70,850,395 and 35,136,029 shares issued and outstanding as of March 31, 2022 and March 31, 2021, respectively (Note 10)	70,850	35,136
Additional paid-in capital (Note 10)	100,697,655	12,105,720
Retained earnings	13,065,900	25,679,461
Equity attributable to stockholders of the Company	113,834,405	37,820,317
Non-controlling interest (Note 4)	-	21,183,613
Total stockholders' equity	113,834,405	59,003,930
Total liabilities and stockholders' equity	$120,084,582	$70,632,103

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP. CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended March 31, 2022 and 2021

	2022	2021

Operating expenses
Exploration expenses	$7,334,459	$271,853
General and administrative expenses	23,942,616	1,820,265
Loss from operations	(31,277,075)	(2,092,118)

Other incomes (expenses)
Foreign exchange gain	11,243	79,001
Loss on settlement of debt	(124,521)	-
Gain on derivative assets	-	27,087,667
Interest income	24,582	32,443
Total other incomes (expenses)	(88,696)	27,199,111

Income (loss) before income taxes	(31,365,771)	25,106,993
Deferred tax benefit (Note 9)	5,685,435	413,424
Net income (loss)	(25,680,336)	25,520,417
Less: Net loss attributable to non-controlling interest	(13,066,775)	(490,497)
Net income (loss) attributable to owners of the Company	$(12,613,561)	$26,010,914

Basic and diluted income (loss) per share	$(0.35)	$1.12

Weighted average number of basic and diluted shares of common stock outstanding	35,580,142	23,165,060

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended March 31, 2022 and 2021

	2022	2021

Cash flows from operating activities
Net income (loss)	$(25,680,336)	$25,520,417
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense (Note 6)	134,004	17,306
Loss on settlement of debt	124,521	-
Stock-based compensation expense (Note 4)	19,592,502	121,385
Accretion of debt discount	-	86,024
Gain on derivative assets	-	(27,087,667)
Deferred tax benefit (Note 9)	(5,685,435)	(413,424)
Changes in current assets and liabilities:
Receivable	(94,807)	(13,317)
Prepaid expenses and deposit	8,208	(357,177)
Accounts payable and accrued liabilities	1,691,280	278,865
Accounts payable - related party	(3,000)	(319,237)
Net cash used in operating activities	(9,913,063)	(2,166,825)

Cash flows from investing activities
Issuance of note receivable	-	(1,150,000)
Receipts on loan receivable	-	407,834
Purchases of property and equipment	(492,272)	(879,249)
Other assets	(20,000)	-
Purchases of mineral properties	(8,650,700)	(12,807,130)
Cash acquired on acquisition	-	9,697,502
Cash used in investing activities	(9,162,972)	(4,731,043)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	318,572	22,563,570
Proceeds from sale of DTRC common stock (Note 4)	49,515,626	-
Payment of cash dividend to non-controlling interest	-	(4,357,246)
Proceeds from exercise of DTRC stock options and warrants	-	455,000
Payments on notes payable - related parties	(801,715)	(460,556)
Cash provided by financing activities	49,032,483	18,200,768

Net change in cash and cash equivalents	29,956,448	11,302,900
Cash and cash equivalents, beginning of year	11,444,668	141,768
Cash and cash equivalents, end of year	$41,401,116	$11,444,668

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for purchase of mineral properties	$10,380,464	$1,320,000
Conversion of note receivable as consideration for mineral properties	$-	$1,450,000
Common stock issued for settlement of notes payable	$703,647	$-
Related party accounts payable and accrued interest converted to related party note payable	$-	$1,447,997
Conversion of derivative to consideration for mineral properties	$-	$12,339,161
Value of convertible feature of promissory note as consideration for mineral properties	$-	$1,836,667
Common stock issued for acquisition of non-controlling interest	$48,799,274	$-

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended March 31, 2022 and 2021

	Capital Stock		Additional	Share	Retained	Non-	Total
	Number		Paid-in	Subscriptions	Earnings	Controlling	Stockholders'
	of Shares	Amount	Capital	Receivable	(Deficit)	Interest	Equity
Balance, March 31, 2020	14,781,127	$14,781	$1,205,063	$(126,753)	$(331,453)	$-	$761,638
Common stock issued for cash, net of issuance costs	20,355,490	20,355	22,416,462	126,753	-	-	22,563,570
Acquisition of DTRC common stock	-	-	(12,911,839)	-	-	25,444,979	12,533,140
Payment of cash dividend by DTRC	-	-	-	-	-	(4,357,246)	(4,357,246)
Change in non-controlling interest	-	-	1,396,034	-	-	(1,396,034)	-
DTRC common stock issued for purchase of mineral properties	-	-	-	-	-	1,320,000	1,320,000
Stock-based compensation expense	-	-	-	-	-	121,385	121,385
Debt discount on notes payable - related party	-	-	-	-	-	86,026	86,026
DTRC common stock issued upon exercise of stock options	-	-	-	-	-	455,000	455,000
Net income for the year	-	-	-	-	26,010,914	(490,497)	25,520,417
Balance, March 31, 2021	35,136,617	35,136	12,105,720	-	25,679,461	21,183,613	59,003,930
Common stock issued for cash, net of issuance costs	505,050	505	318,067	-	-	-	49,515,626
DTRC common stock issued	-	-	-	-	-	49,515,626	49,515,626
DTRC common stock issued for purchase of mineral properties	-	-	-	-	-	10,380,464	10,380,464
DTRC common stock issued upon conversion of debt	-	-	-	-	-	703,647	703,647
Stock-based compensation expense	-	-	-	-	-	19,592,502	19,592,502
Change in non-controlling interest	-	-	34,185,108	-	-	(34,185,108)	-
Issuance of stock for acquisition of non-controlling interest	35,208,728	35,209	48,764,065	-	-	(48,799,274)	-
Elimination of non-controlling interest on acquisition	-	-	5,324,695	-	-	(5,324,695)	-
Net loss for the year	-	-	-	-	(12,613,561)	(13,066,775)	(25,680,336)
Balance, March 31, 2022	70,850,395	$70,850	$100,697,655	$-	$13,065,900	$-	$113,834,405

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 1 - Organization and Nature of Business

Dakota Gold Corp., (the "Company" or "Dakota Gold") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed the Company's registration from the Province of British Columbia, Canada to the State of Nevada, U.S.

On March 31, 2022, pursuant to the U.S. Securities and Exchange Commission ("SEC") approval of the DTRC Merger (defined below) and acquisition of the remaining shares of Dakota Territory Resource Corp. ("DTRC") by the Company, DTRC was merged into a subsidiary of the Company and prior to completion of the DTRC Merger, JR changed its name to Dakota Gold Corp. (see DTRC Merger Transaction below).

Liquidity

The Company's mineral properties are at the exploration stage and are without a known body of commercial ore and therefore have not generated revenues. The business of exploring for minerals involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. Major expenditures may be required to establish ore reserves, to develop metallurgical processes, to acquire construction and operating permits and to construct mining and processing facilities. The amounts shown as exploration and evaluation assets cost represent acquisition and holding costs and do not necessarily represent present or future recoverable values. The recoverability of the amounts shown for mineral properties is dependent upon the Company obtaining the necessary financing to complete the exploration and development of the properties, the discovery of economically recoverable reserves and future profitable operations or through sale of the assets.

These consolidated financial statements have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of March 31, 2022, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes the cash raised during the year ended March 31, 2022, cash balance of approximately $39.3 million as at March 31, 2022, as well as its working capital surplus of $39,335,458, alleviate the doubt as to the Company's ability to continue as a going concern.

Uncertainties and Economic Development

In March 2020, the World Health Organization designated the coronavirus ("COVID-19") as a global pandemic. Federal, state and local governments have mandated orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, restrictions on travel, and work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has resulted in significant volatility in the financial markets. Furthermore, the impact of the pandemic on the global economy could also negatively impact the availability and cost of future borrowings or equity financing should the need arise. It is unknown how long the adverse conditions associated with the pandemic will last and what the complete financial and operating effect will be to the Company. The Company continues to monitor the impact that the pandemic, including relief bills enacted in response thereto, may have on operations.

Reverse Stock Split

On March 8, 2022, the Company completed a reverse split of its common stock on a 1 for 0.721512 share basis, par value $0.001 per share (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each share of common stock issued and outstanding was automatically decreased to approximately 0.721512 of a share of issued and outstanding common stock, without any change in the par value per share. All information related to the Company's common stock, warrants and earnings or loss per share were retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. To affect the Reverse Stock Split, on March 8, 2022, the Company filed a certificate of change with the Nevada Secretary of State to decrease the number of authorized shares from 200,000,000 to 144,302,330 shares of common stock, par value of $0.001 per share.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 1 - Organization and Nature of Business (continued)

DTRC Merger Transaction

On September 10, 2021, the Company and DTRC entered into an Amended and Restated Agreement and Plan of Merger (the "merger agreement") providing for the acquisition of the non-controlling interest of DTRC where the Company would acquire the remaining shares (not previously owned) of DTRC for an equal number of shares of the Company and DTRC would merge into a subsidiary of the Company (the "DTRC Merger" or the "DTRC Transaction"). The DTRC Merger was approved by the stockholders of DTRC at a Special Meeting of Stockholders and closed with an effective date of March 31, 2022.

Pursuant to the merger agreement, the DTRC stockholders received one share of Dakota Gold common stock for each share of DTRC's common stock owned at the time of the closing. Upon closing of the transactions, DTRC's former stockholders owned approximately 49% of Dakota Gold's outstanding shares of common stock, while the Company's existing stockholders owned approximately 51%.

NOTE 2 - Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries at the end of the reporting periods as follows:

	Incorporation	Percentage owned
		2022	2021
DTRC LLC	USA	100%	63%
JR Resources (Canada) Services Corp.	Canada	100%	100%
Dakota Gold Holdings LLC	USA	100%	N/A
Dakota Gold (Canada) Services Corp.	Canada	100%	N/A

As discussed in Note 3, in October 2020 the Company acquired control of DTRC and, as such, the results of DTRC have been included in the accompanying financial statements beginning on October 15, 2020.

All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Non-controlling Interest

Non-controlling interest ("NCI")represents the portion of a subsidiary's earnings and losses and net assets that are not owned by the Company. If losses in a subsidiary applicable to a non-controlling interest exceed the non-controlling interest in the subsidiary's equity, the excess is allocated to the non-controlling interest except to the extent that the majority interest holder has a binding obligation and is able to cover the losses.

The Company initially recognizes a non-controlling interest in an asset acquisition on the date of acquisition at its fair value. Subsequent to initial recognition and measurement a non-controlling interest is allocated its share of net income or loss, and its respective share of each component of other comprehensive income of the consolidated subsidiary.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 2 - Summary of Accounting Policies (continued)

Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates include, valuation of stock-based compensation, valuation of derivative assets, and impairment of long-lived assets. Actual results could differ from the amounts recorded in these consolidated financial statements.

Foreign Currency

The financial position and results of operations of the Company's Canadian subsidiaries are measured using the U.S. dollar as the functional currency. Accordingly, there is no translation gain or loss associated with these operations. Transaction gains and losses related to foreign currency monetary assets and liabilities where the functional currency is the U.S. dollar are remeasured at current exchange rates and the resulting adjustments are included in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company is exposed to credit risk from its deposits of cash in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash.

Property and Equipment

Property and equipment consist primarily of land, buildings, office furniture and equipment, and are recorded at cost. Expenditures related to acquiring or extending the useful life of property and equipment are capitalized. Expenditures for repair and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method over an estimated useful life which ranges from 3-39 years depending upon asset type.

Mineral Rights and Properties

The Company has been in the exploration stage since inception and has not yet realized any revenues. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. There has been no mine development to date. If the Company determines it will no longer continue with exploration in an area where costs have been capitalized, the directly associated costs will reviewed for impairment. Costs of abandoned projects are charged to mining costs including related property and equipment costs.

The Company assesses the possibility of impairment in the carrying value of its long-lived assets (Property and Equipment and Mineral Property Costs) whenever events or circumstances indicate that the carrying amounts of the asset or assets group may not be recoverable. The Company calculates the estimated recoverable amount of the asset or assets based upon expected future undiscounted cash flows. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows or estimated sale value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 2 - Summary of Accounting Policies (continued)

Fair Value Measurements

The Company accounts for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

  Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
  Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
  Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The Company's financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities and notes payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms.

The Company follows the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As it relates to the Company, this applies to certain nonfinancial assets and liabilities acquired in business combinations.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue, generally are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of the completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

Derivative Assets

The Company estimated the fair value of its derivative asset using the Black-Scholes valuation model, in accordance with the provisions of ASC 815, Derivatives and Hedging. Key inputs and assumptions used to estimate the fair value of the derivative asset include the exercise price of the derivative, the expected option term, volatility of the beneficiary's stock, the risk-free rate, and dividend yield.

Income Taxes

Income taxes are computed using the asset and liability method, in accordance with ASC 740, Income Taxes. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized tax benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the statements of operations.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 2 - Summary of Accounting Policies (continued)

Basic and Diluted Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share amounts pursuant to the provisions of ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares adjusted for the dilutive effect of potential future issuances of common stock related to outstanding options and warrants, if any.

The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The effect of the Company's outstanding options and warrants were excluded for both the years ended March 31, 2022 and 2021, because they were anti-dilutive (see Note 10 for number of options and warrants issued and outstanding during the year).

Stock-Based Compensation

The Company estimates the fair value of share-based compensation using the Black-Scholes valuation model, in accordance with the provisions of ASC 718, Compensation - Stock Compensation. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of our stock, the risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events, or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The Company recognizes forfeitures when incurred.

Recent Accounting Pronouncements

Pronouncements between March 31, 2022 and the date of this filing are not expected to have a significant impact on the Company's operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE 3 - DTRC Acquisition

In May 2020, the Company entered into an agreement with DTRC (the "Agreement") as well as an amended and restated promissory note in the amount of $1,450,000, whereby the Company loaned $1,150,000 to DTRC (in addition to the $300,000 advanced to DTRC in February 2020) and DTRC granted the Company the right to purchase up to 35,641,667 shares of common stock of DTRC at $0.60 per share (approximately 64% on a fully diluted basis) in one or more closings on or prior to October 15, 2020. The purchase right was determined to be a derivative asset. At issuance date, the Company determined the fair value of the purchase right was $16,351,772 using a Black Scholes valuation model. The weighted-average assumptions used to calculate the grant date fair value were as follows: (i) risk-free interest rate of 0.17%, (ii) estimated volatility of 223%, (iii) dividend yield of 0%, and (iv) expected life of 0.39 years. The fair value of the purchase right was revalued at each reporting period end with the gain or loss on derivative asset being recorded in the statement of operations, for the years ended March 31, 2022 and 2021, the Company recognized a gain on derivative assets of $0 and $25,251,000, respectively, related to the purchase rights.

DTRC Acquisition - First Closing

In October 2020, the Company and DTRC effected the first closing under the Agreement (the "First DTRC Acquisition") whereby the Company purchased 17,416,667 shares of common stock of DTRC for aggregate consideration of $10,450,000, including $9,000,000 in cash and $1,450,000 upon conversion of the principal amount of the May 2020 promissory note. The convertible feature of the promissory note exercised on October 15, 2020 was fair valued at $1,836,667 using a Black Scholes valuation model. However, given there was no term remaining on the convertible feature of the promissory note, the fair value was equal to the intrinsic value on October 15, 2020.

The purchase right was exercised on October 15, 2020 and fair valued at $12,339,161 using a Black Scholes valuation model. However, given there was no term remaining on the purchase right, the fair value was equal to the intrinsic value at October 15, 2020.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 3 - DTRC Acquisition (continued)

In addition, the Company and DTRC entered into amending agreements on October 15, 2020 and February 15, 2021 whereby (i) it was agreed to extend the balance of the May 2020 purchase right until March 17, 2021, and would allow the Company the option to purchase up to an additional 18,225,000 shares of common stock for up to an additional $10,935,000, and (ii) DTRC agreed to allow for two nominees to be appointed by the Company, one nominee of the Company was appointed as a director on October 15, 2020.

Immediately after the first closing, the Company owned 49.42% of DTRC common stock outstanding and had the right to purchase an additional 18,225,000 DTRC shares of common stock. In addition, the Company substantially controlled the operational and financial decisions of DTRC through a contractual agreement related to the use of the investment proceeds. Therefore, the Company determined that the acquisition of control of DTRC took place on October 15, 2020. For accounting purposes, the acquisition of DTRC has been treated as an acquisition of mineral properties.

The total consideration for the acquisition of the assets and liabilities of DTRC assumed on acquisition were as follows:

Consideration:
Conversion of promissory note	$1,450,000
Value of convertible feature of promissory note	1,836,667
Cash investment	9,000,000
Value of purchase right	12,339,161
Transaction costs	231,043
$24,856,871
Allocated as follows:
Cash and cash equivalents	$9,697,502
Prepaid expenses	14,403
Mineral properties	53,035,706
Property and equipment	8,801
Accounts payable and accrued liabilities	(479,794)
Accounts payable - related party	(1,770,234)
Notes payable - related party	(392,652)
Deferred tax liability	(9,811,882)
Non-controlling interest	(25,444,979)
$24,856,871

The consideration paid for DTRC has been allocated to the individual assets acquired and liabilities assumed based on their relative fair values. The carrying value of cash and cash equivalents, prepaid expenses, property and equipment, accounts payable and accrued liabilities, accounts payable - related party, notes payable - related party approximated fair value at acquisition. The mineral properties were fair valued using a market-based approach considering comparable market transactions and the non-controlling interest has been recognized at fair value.

The consideration paid, less the net assets of DTRC acquired, have been adjusted based on the percentage of shares held by the Company and the non-controlling interest holders and added to the mineral properties to reflect the fair value of the Black Hills Property (See Note 5). As a result of the acquisition, the Company recorded a deferred tax liability of $9,811,882.

DTRC Acquisition - Second and Final Closing

In March 2021, the Company and DTRC effected the second and final closing under the Agreement as amended, (the "Second DTRC Acquisition"), whereby the Company purchased 18,225,000 shares of common stock of DTRC for an aggregate consideration of $10,935,000, $10,635,000 in cash upon closing and $300,000 upon conversion of the principal amount of a promissory note issued in January 2021. The Company's interest in DTRC increased from 49.42% on the first closing to 63.42% and the Company maintained control of DTRC.

DTRC Merger and Acquisition of Non-Controlling Interest

Pursuant to the DTRC Merger agreement, (Note 4) the Company completed the acquisition of the remaining shares of DTRC (See Notes 1 and 4) and DTRC became a wholly-owned subsidiary of the Company.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 4 - Non-Controlling Interest

Non-controlling interest represents the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the continuity of non-controlling interest reported in stockholders' equity as of March 31, 2021 and 2022:

Balance, March 31, 2020	$-
Acquisition of DTRC	25,444,979
Payment of cash dividend by DTRC	(4,357,246)
Change in non-controlling interest	(1,396,034)
DTRC common stock issued for investment in mineral property	1,320,000
Stock-based compensation expense	121,385
Debt discount on notes payable - related party	86,026
DTRC common stock issued upon exercise of options	455,000
Net loss attributable to non-controlling interest	(490,497)
Balance, March 31, 2021	$21,183,613
DTRC common stock issued	49,515,626
DTRC common stock issued for investment in mineral property	10,380,464
DTRC common stock issued upon conversion of debt	703,647
Stock-based compensation expense	19,592,502
Change in non-controlling interest	(34,185,108)
Net loss attributable to non-controlling interest	(13,066,775)
Issuance of stock for acquisition of NCI	(48,799,274)
Elimination of NCI on acquisition	(5,324,695)
Balance, March 31, 2022	$-

In October 2020, the Company acquired 49.42% of the DTRC common stock outstanding. In March 2021, the Company and DTRC effected the second and final closing whereby the Company increased its interest in DTRC from 49.42% to 63.42%. As of March 31, 2021, there were no further changes to the Company's ownership of DTRC.

On March 31, 2022, pursuant to the DTRC Transaction, the Company acquired the remaining outstanding shares of Dakota (the "acquisition of NCI"), whereby the Company issued 35,208,729 shares to DTRC's stockholders for the acquisition of 35,208,729 DTRC shares not previously owned by the Company resulting in the Company owning 100% of DTRC upon the closing of the transaction.

The Company determined that each share issued pursuant to the DTRC Transaction had a fair value of $1.39, resulting in a $48,799,273 fair value of consideration, of which $35,209 was attributable to share capital, $48,764,065 attributable to additional paid-in capital. The purchase consideration was offset against the $54,123,969 NCI balance with $5,324,695 recorded to additional paid-in capital, being the difference between the fair value of the consideration paid and the carrying amount of the NCI on closing.

NOTE 5 - Mineral Rights and Properties

On September 26, 2012, the Company (via the consolidated DTRC, noted as "DTRC" in the disclosures below) was re-organized with North Homestake Mining Company and acquired the Blind Gold Property located in the Homestake District of South Dakota. In 2018 and 2019, DTRC acquired additional acreage associated with DTRC's City Creek Property and the Tinton Gold Property. In 2020 and 2021, DTRC increased the size of the DTRC's Blind Gold Property, the Tinton Property, the Poorman Anticline Property, the Ragged Top Gold Project, the West Corridor Property, the City Creek Property and added the South Lead/Whistler Gulch Property through a combination of acquisitions and claim staking.

On October 26, 2020, the Company completed the purchase of the Maitland Gold Property from Homestake Mining Company of California ("HMCC"), a wholly owned subsidiary of Barrick Gold Corporation ("Barrick"). At closing, DTRC paid Barrick $3.5 million in cash and issued 750,000 shares of DTRC's common stock valued at $1.76 per share, for total consideration of $4.82 million. Additionally, Barrick retained a 2.5% net smelter return royalty on the property. The 2,112 mineral-acre Maitland acquisition is an important component of the Company's exploration and development strategy for the structural corridor that extends from the Homestake Gold Mine to the Company's Blind Gold Property at the northern end of the Homestake District.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 5 - Mineral Rights and Properties (continued)

On September 7, 2021, the Company entered into an option agreement to acquire surface rights and certain facilities in the Homestake District, South Dakota from HMCC. The agreement provides for exclusive access to three extensive historic data sets which chronicle its 145-year exploration and mining history throughout South Dakota. Under the terms of the agreement, DTRC has a three-year option to acquire 4,261 acres of surface rights with attendant facilities and data held by HMCC. In consideration for the option, DTRC made a cash payment of $1.3 million and issued 1 million DTRC common stock valued at $4,850,000 to Barrick and will make annual option payments of $300,000 during the option period. DTRC may exercise the option on or before September 7, 2024, by assuming all of the liabilities and bonds currently held by HMCC in the Homestake District. In addition, on exercise of the option, the Company will issue Barrick 3 million shares and grant a 2.5% net smelter royalty ("NSR")to Barrick with respect to any gold that may be recovered only from the Grizzly Gulch property.

On October 14, 2021, the Company entered into an option agreement to acquire the Richmond Hill Property in the Homestake District, South Dakota from LAC Minerals (USA) LLC and HMCC. Under the terms of the agreement, the Company has a three-year option to acquire 2,126 acres of surface and mineral rights with attendant facilities. The Company issued 400,000 DTRC shares valued at $1,816,000 to Barrick and will make annual option payments of $100,000 during the option period. The Company may exercise the option on or before September 7, 2024, by assuming all the liabilities and bonds associated with the Richmond Hill Property. In addition, on exercise of the option, the Company will issue Barrick an additional 400,000 shares and grant a 1% NSR to Barrick with respect to any gold that may be recovered from the Richmond Hill Property.

In total, the Company currently holds eleven brownfield project areas in the district comprised of 1,905 unpatented mining claims (32,256 unpatented acres), the Homestake Option Area (4,261 patented acres), the Richmond Hill Option Area (2,126 patented acres) and additional lands and mineral rights throughout the district (3,201 patented acres) for a combination of surface and mineral lease rights covering a total of 43,971 acres. The Company has not established that any of its projects or properties contain proven or probable gold reserves under Regulation S-K Subpart 1300.

As of March 31, 2022 and 2021, the carrying cost of Company's mineral properties totaled $76,962,958 and $57,931,794, respectively. As of March 31, 2022, the Company is in the exploration stage and has not commenced amortization of its properties. The Company will capitalize certain costs to its projects when the costs can be specifically attributable to a project, or when it is reasonable to allocate those costs. General regional exploration costs are not allocated to specific properties.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 6 - Property and Equipment

As of March 31, 2022 and 2021, the Company's property and equipment consists of the following:

	Estimated Useful Life (Years)	2022	2021

Land		$70,000	$70,000
Building	39	699,975	503,711
Furniture and equipment	3 to 5	626,133	330,125
		1,396,108	903,836
Less accumulated depreciation		(167,096)	(33,092)
Property and equipment, net		$1,229,012	$870,744

Depreciation expense for the years ended March 31, 2022 and 2021 was $134,004 and $17,306, respectively.

NOTE 7 - Accounts Payable and Accrued Liabilities

As of March 31, 2022 and 2021, the Company's accounts payable and accrued liabilities consists of the following:

	2022	2021

Trade payables	$2,051,569	$524,512
Accrued liabilities	467,965	321,362
Other	17,620	748
	$2,537,154	$846,622

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 8 - Related Party Transactions

The Company has engaged in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle was DTRC's former President and Chief Executive Officer and is currently Chief Operating Officer of the Company. He is also a director and significant stockholder of the Company and the owner of Jerikodie Inc. ("Jerikodie"). Under a February 2012 agreement, Jerikodie earned a fixed consulting fee of $9,000 per month, plus approved expenses. The accrued consulting fee was not paid from the inception of the agreement through October 2020. In October 2020, DTRC paid Jerikodie $200,000 of the $729,500 owed to it for accrued consulting fees and issued a note payable to Jerikodie for the remaining balance of $529,500 bearing interest at 0.25% per year. On June 1, 2021, DTRC and Jerikodie settled the outstanding debt of $529,544 through the payment of $376,550 and the issuance of 45,563 shares of common stock. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note, resulting in a loss on settlement of $92,045. During the years ended March 31, 2022 and 2021, DTRC paid Jerikodie approximately $66,000 and $108,000, respectively, for consulting fees, in addition to $25,000 in the year ended March 31, 2022, for the extinguishment of a net smelter royalty on the Blind Gold Property disclosed below. Effective April 15, 2021, the agreement with Jerikodie was terminated. DTRC engaged a company controlled by a family member of Mr. Aberle, for the purpose of providing general labor and during the years ended March 31, 2022 and 2021, incurred approximately $56,000 and $37,000 in costs, respectively.

Mr. Richard Bachman was DTRC's former Chief Geological Officer. He is also a significant stockholder of the Company and the owner of Minera Teles Pires Inc. ("Minera Teles"). Under an October 2005 agreement that expired in March 2020, Minera Teles earned a $10,000 monthly consulting fee and received $1,500 per month for office rent and expenses. The consulting fee was divided between a $5,000 per month cash payment and a $5,000 per month deferred amount. DTRC also owed Mr. Bachman, individually, $305,145 in unsecured loans. These unsecured loans bore interest rates ranging from 3% to 4% per year and were due on demand. In June 2020, DTRC repaid $40,145 of the unsecured loans, plus accrued interest of $6,095. In October 2020, DTRC paid Minera Teles $200,000 for amounts owed for prior services and combined the remaining amount owed of approximately $795,500 with amounts owed under the unsecured loans, including unpaid interest, into a new note in the amount of $1,055,310, bearing interest at 0.25% per year. A payment of $145,000 was made in December 2020. In July 2021, DTRC and Mr. Bachman settled the outstanding debt of $872,578 through the payment of $425,165 in cash and the issuance of 99,049 shares of common stock. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note, resulting in a loss on settlement of $32,476.

In October 2020, DTRC issued a note payable to WCM Associates, LP ("WCM"), an entity controlled by DTRC's former CFO, in the amount of $123,000, bearing interest at 0.25% per year, for amounts owed for consulting fees. The note was paid in full. During the years ended March 31, 2022 and 2021, DTRC incurred $6,000 and $36,000, respectively, for consulting fees with WCM. WCM's services were discontinued at the end of May 2021.

Messrs. Aberle and Bachman owned a 5% net smelter return royalty on the original 84 unpatented mining claims that comprised the Blind Gold Property. In August 2021, DTRC extinguished the royalty by paying Messrs. Aberle and Bachman $25,000 each.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 9 - Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended March 31:

	2022	2021

Income tax expense (benefit) computed at federal statutory rates	$(6,579,200)	$5,272,469
Non-taxable gain on derivatives	-	(5,688,410)
Non-deductible expenses	28,794	67,148
Non-deductible stock-based compensation	-	25,470
Change in valuation allowance	1,810,449	(37,727)
Unrecognized temporary differences		(52,374)
Other	(945,478)	-
Deferred tax benefit	$(5,685,435)	$(413,424)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets or liabilities. Significant components of the deferred tax assets and the related valuation allowance are set out below.

Management has established a valuation allowance on certain deferred tax assets because of the underlying the deferred tax benefit may not be realized.

Significant components of our deferred tax assets and liabilities as of March 31 are as follows:

	2022	2021
Deferred tax assets:
Net operating losses	$5,228,304	$1,502,021
Net capital losses	36,685	36,685
Stock-based compensation	2,607,150	-
Deferred exploration costs	1,317,562	-
Total	9,189,701	1,538,706
Less: valuation allowance	(1,810,449)	-
Total deferred tax assets	7,379,252	1,538,706

Deferred tax liability:
Property and equipment	(47,383)	(182,856)
Mineral properties	(11,044,892)	(10,754,308)
Total deferred tax liabilities	(11,092,275)	(10,937,164)

Total deferred taxes	$(3,713,023)	$(9,398,458)

Of a total of approximately $25 million of net operating loss carry forward (including approximately $9 million of DTRC's unrecognized deferred tax asset), the net operating loss carry forward of approximately $9,722,000 will begin to expire in 2027, as they were incurred prior to 2018. As a result of the merger, DTRC's net operating losses prior to the merger date may be, by law, partially or entirely unavailable to offset future taxable income.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There are no unrecognized tax benefits as of March 31, 2022 or March 31, 2021. We file income tax returns in the United States federally and in one state jurisdiction. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company's tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 10 - Stockholders' Equity

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, pre-emptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action (other than an amendment to our Articles of Incorporation) requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

In connection with the domestication process on May 22, 2020, the Company changed its share capital structure from unlimited authorized shares of common stock without par value to 144,302,330 authorized shares of common stock, with a par value of $0.001 per share.

Share Issuances during the year ended March 31, 2022

During the year ended March 31, 2022, the Company issued 505,050 units at a weighted average price of $1.39 per unit for proceeds of $700,000 through various private placements. Each unit consists of one share of the Company's common stock (505,050 total shares) and one-half of one warrant (252,525 total warrants). Each whole warrant entitles the holder thereof to purchase, upon exercise, one share of the Company's common stock for $2.08 per share for a period expiring on March 15, 2026. In connection with the private placements, the Company incurred aggregate expenses of $381,428.

Share Issuances during the year ended March 31, 2021

During the year ended March 31, 2021, the Company issued 5,632,508 shares of common stock at a weighted average price of $0.38 for proceeds of $2,126,387 and 14,722,397 units at a price of $1.39 for proceeds of $20,405,269 through various private placements. Each unit consists of one common share of the Company's common stocks (14,722,347 total shares) and one-half of a warrant (7,361,199 total warrants). Each whole warrant is exercisable into one common share of the Company at an exercise price of $2.08 for a period of 5 years. In connection with the private placements, the Company incurred expenses of $94,839.

DTRC Share Issuances during the year ended March 31, 2022

On June 23, 2021, DTRC issued 2,311,000 shares of common stock at a price of $4.50 per share of common stock, for gross proceeds of $10,399,500 in connection with the initial tranche of a non-brokered private placement ("Private Placement"). On July 21, 2021, DTRC issued 8,734,611 shares of common stock at a price of $4.50 per share, for gross proceeds of $39,305,750 in connection with the second tranche of the non-brokered Private Placement. On August 2, 2021, DTRC entered into a series of substantially similar subscription agreements, pursuant to which DTRC issued and sold to certain investors, in the final tranche of the Private Placement, an aggregate of 120,550 shares of common stock at a price of $4.50 per share, for gross proceeds of $542,475. In aggregate, DTRC issued a total of 11,166,161 shares of common stock for total gross proceeds of $50,247,725. Robert Quartermain, a director and Co-Chair of the Company, purchased 50,000 shares in the Private Placement. DTRC paid a total of $732,099 in stock issuance costs related to the Private Placement.

During the year ended March 31, 2022, DTRC also issued (i) 2,160,239 shares of DTRC common stock valued at $10,380,464 for investment in mineral properties (see Note 5 for additional discussion), (ii) 144,612 shares of DTRC common stock valued at $703,647 for settlements of debt (see Note 8 for additional discussion), and (iii) 1,450,000 shares of DTRC common stock valued at $7,177,500 (see "Restricted Stock Units" below) to directors, employees and consultants of the Company pursuant to the Company's RSU plan. All common stock issued was valued at the closing price on the dates of issuance.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 10 - Stockholders' Equity (continued)

DTRC Share Issuances during the period from October 15, 2020 to March 31, 2021

During the period from October 15, 2020 to March 31, 2021, DTRC issued (i) 17,725,000 shares of common stock for $10,635,000; (ii)

750,000 shares of DTRC common stock valued at $1,320,000 for investment in mineral properties, (iii) 1,437,500 shares for $455,000 upon the exercise of stock options, (iv) 501,467 shares upon cashless exercise of stock options and warrants; and (v) 500,000 shares of common stock upon conversion of notes payable balances totaling $300,000 (See Note 3 for further discussion). Common stock issued pursuant to non-cash transactions was valued at the trading price on the dates of issuance.

DTRC Dividends

On November 13, 2020, DTRC declared a special cash dividend of $0.22 per common share, totaling $4,357,246, to the DTRC non-controlling interest stockholders of record as of December 22, 2020. The Company had contractually waived its right to receive its pro-rata share of this special cash dividend. This dividend was paid in January 2021 by DTRC. There were no regular dividends issued during the year ended March 31, 2022.

Stock Options Issued by DTRC

On March 11, 2021, DTRC's board of directors adopted a plan entitled the "2021 Stock Incentive Plan." The 2021 Stock Incentive Plan had a total of 6,250,000 common stock purchase options available for award to DTRC's directors, executive officers and consultants. As of March 31, 2022, just prior to the DTRC Merger, a total of 1,750,625 shares of DTRC's common stock remained available for future grants under the 2021 Stock Incentive Plan.

Pursuant to the DTRC Merger (see Note 3), on March 31, 2022, the Company cancelled DTRCs outstanding stock options and replaced them with options of DGC under the "2022 Stock Incentive Plan" with the same terms and provisions. The 2022 Stock Incentive Plan had a total of 6,250,000 common stock purchase options available to award to DTRC's directors, executive officers and consultants. As of March 31, 2022, a total of 1,750,625 shares of DTRC's common stock remained available for future grants under the 2022 Stock Incentive Plan.

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years. Outstanding stock options granted to third-party service providers generally vest over a period of up to two years.

During the year ended March 31, 2022, DTRC granted a total of 2,571,250 stock options with a weighted average exercise price of $4.77, exercisable for up to five years. DTRC recognized stock-based compensation related to issuance of stock options totaling $7,829,425 during the year ended March 31, 2022, of which $1,444,497 was allocated to exploration costs and $6,384,928 and allocated to administrative expenses. During the year ended March 31, 2021, DTRC recognized $124,706 of stock-based compensation, allocated to general and administrative expenses. During the year ended March 31, 2022, the Company estimated the fair value of each stock option to have a weighted average grant date fair value of $2.90 per share using a Black Scholes valuation model. The weighted- average assumptions used to calculate the grant date fair value were as follows: risk-free interest rate ranging from 0.82% - 1.28%, estimated volatility of 100%, dividend yield of 0%, and expected life of 4.5 years.

The share based compensation expense related to the options has been recognized in consolidated financial statements since the grant date and the fair value determined at the initial grant date using Black-Scholes will continue to be amortized over the vesting period. The fair value was determined at the grant date based on the market value of the underlying securities.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 10 - Stockholders' Equity (continued)

A summary of the DTRC's stock option activity and related information for the period ended March 31, 2022 under the 2021 Stock Incentive Plan is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of October 15, 2020	2,062,500	$0.32	4.13	$2,146,000
Options granted	750,000	1.92	4.96	-
Options exercised	(1,987,500)	0.32	-	3,635,688
Outstanding as of March 31, 2021	825,000	$1.77	4.86	$285,000
Options granted	2,571,250	4.77
Options expired	(5,208)	-
Options forfeited/cancelled	(41,667)	2.63
Outstanding as of March 31, 2022	3,349,375	$4.06	4.12	$3,166,100
Canceled on acquisition of NCI	(3,349,375)
Outstanding as of March 31, 2022	-	-	-	-

A summary of the Company's stock option activity and related information for the period March 31, 2022 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of March 31, 2021 and 2020	-	$-	-	$-
Stock options issued on acquisition of NCI	3,349,375	4.06	4.12	3,166,100
Outstanding as of March 31, 2022	3,349,375	$4.06	4.12	$3,166,100

Options exercisable as of March 31, 2022	1,645,625	$3.32	4.04	$2,765,200

As of March 31, 2022, the unrecognized compensation cost related to unvested options was $2,480,399, which will be expensed through December 2023.

A summary of the Company's options outstanding at March 31, 2022 follows:

Number of options	Exercise price	Remaining life	Expiry date
		(years)
75,000	$0.32	2.76	January 1, 2025
718,750	$1.92	3.96	March 15, 2026
2,055,625	$4.76	4.13	May 17, 2026
200,000	$5.09	4.46	September 13, 2026
300,000	$4.64	4.56	October 18, 2026
3,349,375

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2022 and 2021

NOTE 10 - Stockholders' Equity (continued)

Warrants

During the year ended March 31, 2022, in connection with various private placements, the Company issued 252,525 (2021 - 7,363,193) warrants with an exercise price of $2.08 (2021 - $2.08) per warrant. ASC 480, Distinguishing Liabilities from Equity, requires that these warrants are classified as equity.

A summary of changes of warrant activities is as follows:

	Warrants	Weighted average exercise price
Balance, March 31, 2020	-	$-
Issued	7,363,193	2.08
Balance, March 31, 2021	7,363,193	$2.08
Issued	252,525	2.08
Balance, March 31, 2022	7,615,718	$2.08

As of March 31, 2022, all 7,615,718 warrants, all with a remaining life of 3.96 years, expire on March 15, 2026.

Restricted Stock Units ("RSU")

During the year ended March 31, 2022, the Company issued 1,150,000 RSUs with a fair value of $4.95 per share, vesting on June 4, 2022, to certain directors, employees and consultants to the Company. The stock-based compensation expense related to the RSUs is recognized in consolidated financial statements since the grant date and the fair value determined at the initial grant date will continue to be amortized over the vesting period. The fair value was determined at the grant date based on the closing price of the underlying securities. DTRC recognized stock-based compensation related to the issuance of RSUs totaling $4,585,577 and $0 during the years ended March 31, 2022 and 2021, respectively, of which $415,371 was allocated to exploration costs and $4,170,206 was allocated to administrative expenses based upon the primary activities of the grantees. As of March 31, 2022, the unrecognized compensation cost related to unvested RSUs was $1,068,173, which will be expensed through June 4, 2022.

On June 6, 2022, 800,000 RSUs were exercised, with 350,000 remaining unexercised.

Bonus Shares Issued by DTRC

During the year ended March 31, 2022, DTRC issued 1,450,000 shares of common stock valued at $7,177,500 as bonus shares to directors, employees and consultants of DTRC, with the share-based compensation expense for the bonus shares being allocated as $1,237,500 to exploration costs and $5,940,000 to general and administrative expenses based upon the primary activities of the grantees.

NOTE 11 - Commitments and Contingencies

The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is also subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations, or liquidity. The Company, does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended March 31, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Consistent with prior periods, the material weaknesses in internal control over financial reporting that were identified are:

a) We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b) Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

As a result of the existence of these material weaknesses as of March 31, 2022, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting.

Management's Remediation Plans

The Company is committed to maintaining a strong internal control environment. In order to address the material weaknesses in internal control over financial reporting noted above, management with oversight and direction from the Audit Committee and the Board of Directors, has developed a remediation plan. The Company has taken the following remediation steps:

  - Formed an independent Audit Committee.  The Audit Committee has responsibility for oversight of the financial reporting process and the company's system of internal controls.

- Engaged a third party and hired additional personnel to assist the company with accounting and reporting requirements and address segregation of duties issues.

- Engaged a third-party advisor to assist with the development and execution of a remediation plan and continuous control improvement initiatives.

As the Company continues to implement its remediation plan, additional remediation steps will be identified and adopted. It will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management and Board of Directors

All directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers are appointed by our board of directors and hold office until the earlier of their death, retirement, resignation or removal.

Our current directors and executive officers are:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jonathan Awde	Director, Chief Executive Officer	44	November 2017
Gerald Aberle	Director, Chief Operating Officer	63	March 2022
James Berry	Vice-President of Exploration	59	March 2022
Shawn Campbell	Chief Financial Officer	41	March 2022
Jennifer Grafton	Director	46	March 2022
Amy Koenig	Director	48	March 2022
Alex Morrison	Director	58	March 2022
Stephen O'Rourke	Director	66	March 2022
Robert Quartermain	Director	67	March 2022

Jonathan Awde

Mr. Awde was a co-founder, Director and past Chief Executive and President of Gold Standard Ventures Corp. As CEO/President, from July 2010 through December 2020, Mr. Awde oversaw all corporate development, asset acquisition, joint ventures, capital raising and the procurement of capital for the development of Gold Standard Ventures Corp.'s assets. Mr. Awde spent the last 15 years raising financing for various junior resource companies, focusing on institutional accounts, high net worth and family offices, and has raised over $600 million for public and private companies in the natural resources sector during this period. In September 2014, Mr. Awde was fined a total of $46,000 by the Quebec court for 11 counts of failing to file insider reports within the prescribed time period required under applicable securities legislation in respect of certain trades in securities of Northern Star Mining Corp. during the period from November 2008 to April 2010. The fine has been paid in full.

Gerald Aberle

Mr. Aberle graduated in 1980 from South Dakota School of Mines and Technology with a Bachelor of Science degree in mining engineering. Mr. Aberle has over 40 years of experience in the minerals industry, including 22 years with Homestake Mining Company at the Homestake gold mine in Lead, S.D. Mr. Aberle's mining background includes extensive engineering, operations management and project management experience. Mr. Aberle has consulted in the mining, underground construction and minerals exploration business for clients including Homestake Mining Co., Barrick Gold Corp., the State of South Dakota and the University of Washington in connection with the planning and development of the National Science Foundation's national deep underground science and engineering laboratory. Mr. Aberle has held numerous corporate management positions for public companies operating in the junior exploration business and has more than 24 years of private business experience in the United States, primarily in the land development and construction industries.

James Berry

Mr. Berry has over 30 years of experience in the mining and exploration industry as an exploration and production geologist working in gold, silver, nickel, copper, and platinum-group element commodities for both underground and open pit deposits. He has worked for Asarco LLC, Homestake Mining Company of California, Goldcorp Inc., Barrick Gold Corporation, Romarco Minerals Inc., OceanaGold Corporation, Nickel Creek Platinum Corp. and Hycroft Mining Holding Corporation in increasing roles of responsibility. Highlights of Mr. Berry's career include working on the Haile deposit in South Carolina, where he developed an exploration model that tripled the size of the deposit and advanced the deposit to production. In addition, while at Homestake he was part of an exploration team that identified several Precambrian and Tertiary targets in the Homestake District. These included the North Drift, Lower Main Ledge, Upper 7 Ledge, 11 Ledge, 15 Ledge, Tinton, Maitland, and Chism Gulch. Mr. Berry holds a Bachelor's degree in Geology from the University of Tennessee and is a Registered Member of the Society for Mining, Metallurgy & Exploration.

Shawn Campbell

Mr. Campbell has over 15 years of progressively senior experience in project and operations financial management obtained via professional practice, capital markets and industry experience. Mr. Campbell most recently served as the Chief Financial Officer of GT Gold Corp. and before that with Goldcorp Inc in various roles, including the Head of Investor Relations and the Head of Finance for Canada and US. He holds a Bachelor of Commerce Degree (Distinction) from the University of Victoria, and a Diploma in Accounting (DAP) from the University of British Columbia. He is a Chartered Professional Accountant (CPA, CA) and a CFA Charter Holder.

Jennifer Grafton

Jennifer Grafton currently serves as Senior Vice President and Deputy General Counsel of E2open Parent Holdings Inc. (NYSE: ETWO), a cloud-based, end-to-end supply chain management software company. Previous to E2open, Ms. Grafton worked at Westmoreland Coal Company (NASDAQ: WLB) for over a decade, most recently serving as Chief Legal Officer, Chief Administrative Officer and Secretary. Prior to Westmoreland, Ms. Grafton worked in the corporate group of various Denver-based and national law firms focusing her practice on securities and corporate governance.

Amy Koenig

Amy Koenig currently serves as Vice President - Governance, Corporate Secretary and Deputy General Counsel for Black Hills Corporation (NYSE: BKH), an electric and gas utility company headquartered in Rapid City, South Dakota. Prior to joining Black Hills Corporation in 2013, Ms. Koenig spent ten years in private practice as a litigator with Gunderson, Palmer, Nelson & Ashmore, LLP. Before beginning her legal career, Ms. Koenig held various engineering roles of increasing responsibility in both the chemical and computer industries. Ms. Koenig also serves on the Board of Directors of the SD Mines Center for Alumni Relations and Advancement and is a Director for Children's Home Society of South Dakota.

Alex Morrison

Mr. Morrison is a mining executive and chartered professional accountant with over 35 years of experience in the mining industry. Mr. Morrison has held board and senior executive positions with a number of mining companies, most recently serving as a Director of Energy Fuels Corporation since August 2019, Gold Standard Ventures since September 2017, Gold Resource Corporation since March 2016, Taseko Mines Limited from May 2011 to July 2020, Detour Gold Corporation from May 2010 until December 2018, and as Vice President and Chief Financial Officer of Franco-Nevada Corporation from 2007 to 2010. From 2002 to 2007, Mr. Morrison held increasingly senior positions at Newmont Mining Corporation, including Vice President, Operations Services and Vice President, Information Technology. Prior to that, Mr. Morrison was Vice President and Chief Financial Officer of NovaGold Resources Inc., Vice President and Controller of Homestake Mining Company and held senior financial positions at Phelps Dodge Corporation and Stillwater Mining Company. Mr. Morrison began his career with PricewaterhouseCoopers LLP after obtaining his Bachelor of Arts in Business Administration from Trinity Western University.

Stephen O'Rourke

Mr. O'Rourke served as President of global petroleum exploration for BHP Billiton ("BHBP") (BHP: NYSE) and was a member of its senior management team for the corporation. Other key roles at BHPB included Vice President of Development Planning and Vice President of Appraisal and Petroleum Engineering. Prior to joining BHPB he held various senior technical and management roles for Shell Oil Company. Mr. O'Rourke is a founding partner of Strategic Management Partners LLC, a consulting firm based in Rapid City, SD specializing in energy, minerals & business development. He serves as Managing Director for Heat Mining LLC, a geothermal technology development company. He is currently a Non-Executive Board Member of RESPEC, an engineering consulting firm also based in Rapid City, SD. Stephen serves as a Chairman of the South Dakota School of Mines & Technology (SDSM&T) Geological Engineering advisory board and is a member of the SDSM&T Center for Alumni Relations and Advancement board of trustees. Mr. O'Rourke holds a BSc in Geological Engineering and an Honorary Doctorate of Public Service from SDSM&T and is a graduate of the Wharton School of Business Advanced Management Program.

Robert Quartermain

Robert Quartermain, P Geo, DSc has 45 years' experience in the resource industry. Dr. Quartermain is a precious metals entrepreneur and was most recently executive chairman of Pretium Resources Inc. which he founded in October 2010. Prior to Pretium, Dr. Quartermain was the President and Chief Executive Officer of Silver Standard Resources Inc. (now SSR Mining Inc.) for 25 years starting in 1985. In addition to his focus on gold development opportunities, Dr. Quartermain has a number of wildlife and social justice philanthropic interests.

Committees of the Board & Director Independence

Our board of directors is currently composed of seven directors, four of which are independent. On March 30, 2022, the Company formed an audit committee, a compensation committee, a nominating and corporate governance committee, a technical committee and an environmental, social and governance committee. The Company's audit committee, compensation committee and nominating and corporate governance committee are all comprised of independent directors. Our audit committee currently consists of the following members who are all independent under applicable NYSE American listing standards: Ms. Grafton, Ms. Koenig and Mr. Morrison. Mr. Morrison qualifies as an "Audit Committee Financial Expert" as that term is defined in rules promulgated by the SEC.

As of March 31, 2022, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officer and control persons have not been involved in any of the following events during the past five years :

1. Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge based on a review of Section 16(a) filings, our officers and directors timely filed during our last fiscal year ended March 31, 2022.

Code of Ethics

On March 30, 2022, we approved our code of ethics which applies to all our directors, officers and employees which is available on our website.

Item 11. Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years stated for those persons who were, as of March 31, 2022 named executive officers. "Named Executive Officer" means: (a) the chief executive officer, (b) the chief financial officer, (c) each of the three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the chief executive officer and chief financial officer, at the end of the most recently completed financial year; and (d) each individual who would be a named executive officer under paragraph (c) but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathan Awde, CEO	2022 2021 2020	285,000 114,000(5) --	194,480 -- --	1,732,500 -- --	1,410,454 -- --	-- -- --	-- -- --	17,716(4) -- --	3,622,434 114,400 --
Shawn Campbell, CFO	2022	166,188(6)	52,887	618,750	1,091,965	--	--	--	1,929,790
Gerald Aberle, COO	2022 2021 2020	245,000 108,000 108,000	195,065 -- --	618,750 -- --	1,000,968 -- --	-- -- --	-- -- --	21,296 (3) -- --	2,081,079 108,000 108,000
James Berry, VP of Exploration	2022	92,308(7)	16,219	580,000	1,021,009	--	--	6,696	1,716,232

(1) Amounts are based on the grant date fair value, calculated in accordance with FASB Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("ASC 718"), utilizing the assumptions discussed in Note 10 to the Company's consolidated financial statements for the fiscal year ended March 31, 2022.

(2) Amounts are based on the grant date fair value, calculated in accordance with ASC 718, utilizing the assumptions discussed in Note 10 to the Company's consolidated financial statements for the fiscal year ended March 31, 2022. Option-based awards granted during the years ended March 31, 2020, 2021 and 2022 include vested and unvested amounts.

(3) Health spending account contribution by employer of $1,350, vehicle allowance of $9,750 and other health-related expenditures of $10,196.

(4) Parking of $4,812, club membership of $3,517, and other health-related expenditures of $9,386.27.

(5) Mr. Awde became CEO effective March 12, 2021.

(6) Mr. Campbell became CFO effective June 1, 2021.

(7) Mr. Berry became VP Exploration effective December 1, 2021.

Potential Payments Upon Termination or Change of Control

The following table describes the estimated potential payments and benefits under the Company's compensation and benefit plans and contractual agreements to which the Named Executive Officers would have been entitled if a termination of employment or change of control occurred on March 31, 2022. The actual amounts to be paid out can only be determined at the time of the Named Executive Officer's departure from the Company. The amounts reported in the table below do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the Named Executive Officers or include distributions of plan balances under the Company's 401(k) plan or savings plans. The amounts reported assume payment of all previously earned and unpaid salary, vacation pay and short- and long-term incentive awards.

Named Executive Officer	Termination without "Just Cause" or Breach or Default by the Company $	Death or Disability $	Change of Control (1) $	Double-Trigger (2) $
Jonathan Awde
Cash severance	997,500	-	-	997,500
Acceleration of equity awards (3)	1,843,000	1,812,000	1,843,000	1,843,000
Total Termination Benefits	2,840,500	1,812,000	1,843,000	2,840,500

Shawn Campbell
Cash severance (4)	525,000	-	-	525,000
Acceleration of equity awards (3)	72,000	48,000	72,000	72,000
Total Termination Benefits	597,000	48,000	72,000	597,000

Gerald Aberle

Cash severance	910,000	-	-	910,000
Acceleration of equity awards (3)	66,000	44,000	66,000	66,000
Total Termination Benefits	976,000	44,000	66,000	976,000

James Berry
Cash severance	525,000	-	-	525,000
Acceleration of equity awards (3)	72,000	24,000	72,000	72,000
Total Termination Benefits	597,000	24,000	72,000	597,000

(1) Represents the value of all outstanding RSUs and stock options previously awarded, the vesting of which will be fully accelerated upon the occurrence of a "change of control" under the 2022 Plan.

(2) Represents payments upon the occurrence of a double-trigger.

(3) Value based on the closing price of the Company's common shares on March 31, 2022.

(4) For conversion of figures in Canadian dollars, a rate of @ 0.80 was used.

There are no provisions for termination for "just cause" or resignation.

Compensation Committee Interlocks and Insider Participation

No executive or director of the Company serves as a member of the compensation committee or board of directors of another entity, one of whose executive officers serves on the board of directors of the Company.

Executive Compensation Agreements and Summary of Executive Compensation

During the year ended March 31, 2022, the Board of Directors was responsible for establishing a compensation policy and administering the compensation programs of the Company's executive officers. The amount of compensation paid by the Company to each of the Company's officers and the terms of those persons' employment is determined by the Board of Directors. The Board evaluates past performance and considers future incentive and retention in considering the appropriate compensation for the Company's officers. The Company believes that the compensation paid to the Company's directors and officers is fair to the Company. The Board of Directors believes that the use of equity compensation is at times appropriate for employees, and in the future intends to use equity compensation awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

The descriptions below of the Company's employment agreements with its executive officers do not purport to be complete and are qualified in its entirety by reference to the full text of each employment agreement, a copy of which will be filed as an exhibit to this Annual Report on Form 10-K.

The Company entered into an employment agreement with its President and Chief Executive Officer, Mr. Awde and Mr. Awde's wholly-owned management company, JCTA Capital Management Corp., effective as of March 12, 2021 (the "Awde Agreement"), pursuant to which agreement he will receive an annual base salary of $285,000. Pursuant to the terms and conditions of the Awde Agreement, Mr. Awde will be eligible (i) to receive an annual bonus based upon attaining certain performance criteria set by the board of directors of the Company and (ii) to participate in the Company's securities based compensation plans, with the award of any grants being at the discretion of the board. Pursuant to the terms and conditions of the Awde Agreement, if the Company terminates Mr. Awde without cause, then Mr. Awde will be entitled to receive a lump-sum payment equal to: (i) the then current base fee and pro-rated estimated annual bonus payment for the year of termination earned to the termination date; (ii) payment in lieu of notice in an amount equivalent to: (a) if the Awde Agreement is terminated by the Company 3 months prior to, or within 12 months following, a change in control of the Company: (1) 2 times Mr. Awde's then current base annual fee and (2) 2 times an annual bonus deemed to be 75% of Mr. Awde's then current base annual fee; or (b) in any other circumstance: (1) 2 times Mr. Awde's then current base annual fee and (2) 2 times an annual bonus deemed to be 75% of Mr. Awde's then current base annual fee.

The Company entered into an employment agreement with its Chief Operating Officer, Mr. Aberle, effective as of March 12, 2021 (the "Aberle Agreement"), pursuant to which agreement he will receive an annual base salary of $260,000. Pursuant to the terms and conditions of the Aberle Agreement, Mr. Aberle will be eligible (i) to receive an annual bonus based upon attaining certain performance criteria set by the board of directors of the Company and (ii) to participate in the Company's securities based compensation plans, with the award of any grants being at the discretion of the board. Pursuant to the terms and conditions of the Aberle Agreement, if the Company terminates Mr. Aberle without cause, then Mr. Aberle will be entitled to receive a lump-sum payment equal to: (i) the then current base fee and pro-rated estimated annual bonus payment for the year of termination earned to the termination date; (ii) payment in lieu of notice in an amount equivalent to: (a) if the Aberle Agreement is terminated by the Company 3 months prior to, or within 12 months following, a change in control of the Company: (1) 2 times Mr. Aberle's then current base annual fee and (2) 2 times an annual bonus deemed to be 75% of Mr. Aberle's then current base annual fee; or (b) in any other circumstance: (1) 2 times Mr. Aberle's then current base annual fee and (2) 2 times an annual bonus deemed to be 75% of Mr. Aberle's then current base annual fee.

The Company entered into an employment agreement with its Chief Financial Officer, Mr. Campbell, effective as of June 1, 2021 (the "Campbell Agreement"), pursuant to which agreement he will receive an annual base salary of C$250,000 and a grant of certain stock options and restricted share units. Pursuant to the terms and conditions of the Campbell Agreement, Mr. Campbell will be eligible (i) to receive an annual bonus based upon attaining certain performance criteria set by the board of directors of the Company and (ii) to participate in the Company's securities based compensation plans, with the award of any grants being at the discretion of the board. Pursuant to the terms and conditions of the Campbell Agreement, if the Company terminates Mr. Campbell without cause, then Mr. Campbell will be entitled to receive a lump-sum payment equal to: (i) the then current base fee and pro-rated estimated annual bonus payment for the year of termination earned to the termination date; (ii) payment in lieu of notice in an amount equivalent to: (a) if the Campbell Agreement is terminated by the Company 3 months prior to, or within 12 months following, a change in control of the Company: (1) 1.5 times Mr. Campbell's then current base annual fee and (2) 1.5 times an annual bonus deemed to be 75% of Mr. Campbell's then current base annual fee; or (b) in any other circumstance: (1) 1.5 times Mr. Campbell's then current base annual fee and (2) 1.5 times an annual bonus deemed to be 75% of Mr. Campbell's then current base annual fee.

The Company entered into an employment agreement with its VP Exploration, Mr. Berry, effective as of December 1, 2021 (the "Berry Agreement"), pursuant to which agreement he will receive an annual base salary of $200,000 and a grant of certain stock options and restricted share units. Pursuant to the terms and conditions of the Berry Agreement, Mr. Berry will be eligible (i) to receive an annual bonus based upon attaining certain performance criteria set by the board of directors of the Company and (ii) to participate in the Company's securities based compensation plans, with the award of any grants being at the discretion of the board. Pursuant to the terms and conditions of the Berry Agreement, if the Company terminates Mr. Berry without cause, then Mr. Berry will be entitled to receive a lump-sum payment equal to: (i) the then current base fee and pro-rated estimated annual bonus payment for the year of termination earned to the termination date; (ii) payment in lieu of notice in an amount equivalent to: (a) if the Berry Agreement is terminated by the Company 3 months prior to, or within 12 months following, a change in control of the Company: (1) 1.5 times Mr. Berry's then current base annual fee and (2) 1.5 times an annual bonus deemed to be 75% of Mr. Campbell's then current base annual fee; or (b) in any other circumstance: (1) 1.5 times Mr. Berry's then current base annual fee and (2) 1.5 times an annual bonus deemed to be 75% of Mr. Berry's then current base annual fee.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options held by the Company's Named Executive Officers as of March 31, 2022. No stock appreciation rights were awarded.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan Awde	129,166	258,334	-	4.76	May 17, 2026
Shawn Campbell	100,000	200,000	-	4.76	May 17, 2026
Gerald Aberle	91,666	183,334	-	4.76	May 17, 2026
James Berry	100,000	200,000	-	4.64	Oct 15, 2026

Non-Executive Director Compensation

The table below summarizes the compensation provided to the Company's non-executive Directors during the fiscal year ended March 31, 2022:

Director	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	All Other Compensation $	Total $
Stephen O'Rourke	81,000(1)	928,125	1,000,968	0	2,010,093
Alex Morrison	46,500(2)	556,875	668,828	0	1,272,203
Jennifer Grafton	27,394(3)	0	381,071	0	408,465
Amy Koenig	27,394(4)	0	381,071	0	408,465
Robert Quartermain	0	1,856,250	1,000,968	0	2,857,218

(1) $16,500 pro-rated for the quarter ended June 30, 2021, then $21,500 per quarter thereafter, for serving as co-Chairman.

(2) $9,000 pro-rated for the quarter ended June 30, 2021, then $12,500 per quarter thereafter.

(3) $2,394 pro-rated for the quarter ended September 30, 2021, then $12,500 per quarter thereafter.

(4) $2,394 pro-rated for the quarter ended September 30, 2021, then $12,500 per quarter thereafter.

Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 21, 2022, the number and percentage of outstanding shares of common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of June 21, 2022, there were 71,994,644 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The address for all listed officers and directors is  141 Glendale Drive, Lead, South Dakota 57754.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Jonathan Awde	6,975,322(2)	9.7%
Gerald Aberle	4,353,896(3)	6.0%
Shawn Campbell	572,986(4)	0.8%
Robert Quartermain	8,049,902(5)	11.2%
Stephen O'Rourke	870,833(6)	1.2%
Alex Morrison	336,563(7)	0.5%
Jennifer Grafton	33,333(8)	0.0%
Amy Koenig	33,333(9)	0.0%
James Berry	225,000(10)	0.3%
All Directors and Officers as a Group (9 persons)	21,488,668	29.8%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Consists of 6,321,895 shares of common stock, 350,000 RSUs, 258,333 vested options and 45,094 warrants.

(3) Consists of 4,170,563 shares of common stock and 183,333 vested options.

(4) Consists of 255,741 shares of common stock, 200,000 vested options and 117,245 warrants.

(5) Consists of 7,325,436 shares of common stock, 183,333 vested options and 541,133 warrants.

(6) Consists of (i) 187,500 shares of common stock owned individually (ii) 500,000 shares beneficially owned through an entity controlled by Mr. O'Rourke, and (iii) 183,333 vested options.

(7) Consists of 214,063 shares of common stock and 122,500 vested options.

(8) Consists of 33,333 vested options.

(9) Consists of 33,333 vested options.

(10) Consists of 125,000 shares of common stock and 100,000 vested options.

Equity Compensation Plan Information

On March 11, 2021, DTRC's board of directors adopted a plan entitled the "2021 Stock Incentive Plan." The 2021 Stock Incentive Plan had a total of 6,250,000 common stock purchase options available to award to DTRC's directors, executive officers and consultants. As of March 31, 2022, just prior to the DTRC Merger, a total of 1,750,625 shares of DTRC's common stock remained available for future grants under the 2021 Stock Incentive Plan.

Pursuant to the DTRC Merger (see Note 3), on March 31, 2022, the Company cancelled DTRCs outstanding stock options and replaced them with options of DGC under the "2022 Stock Incentive Plan" with the same terms and provisions.

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years. Outstanding stock options granted to third-party service providers generally vest over a period of up to two years.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our compensation plans as of March 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,499,375	N/A	1,750,625
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	4,499,375	N/A	1,750,625

Description of Capital Stock

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, pre-emptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action (other than an amendment to our Articles of Incorporation) requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

The holders of common stock are entitled to receive dividends, if declared by our Board, out of funds legally available. In the event of liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities.

The authorized but unissued shares of our common stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including future offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock may enable our Board to issue shares of stock to persons friendly to existing management, which may deter or frustrate a takeover of the Company.

Indemnification of Directors and Officers

Our articles of incorporation and bylaws provide that we will indemnify our directors, officers, employees and agents to the extent and in the manner permitted by the provisions of the Nevada Revised Statutes, as amended from time to time ("NRS"), subject to any permissible expansion or limitation of such indemnification, as may be set forth in any stockholders' or directors' resolution or by contract. We are also permitted to maintain insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions..

Derivative Securities

As of the date of this annual report, there are options outstanding to purchase up to [3,337,375] shares of common stock at prices ranging from $0.32 to $5.09 per share, expiring in either 2025 or 2026 and warrants outstanding to purchase up to 7,615,718 shares of common stock at a price of $2.08, expiring in 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company engages in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle was DTRC's former President, and Chief Executive Officer and is currently Chief Operating Officer of the Company. He is also a director and significant stockholder of the Company and the owner of Jerikodie Inc. ("Jerikodie"). Under a February 2012 agreement, Jerikodie earned a fixed consulting fee of $9,000 per month, plus approved expenses. The accrued consulting fee was not paid from the inception of the agreement through October 2020. In October 2020, DTRC paid Jerikodie $200,000 of the $729,500 owed to it for accrued consulting fees and issued a note payable to Jerikodie for the remaining balance of $529,500 bearing interest at 0.25% per year. On June 1, 2021, DTRC and Jerikodie settled the outstanding debt of $529,544 through the payment of $376,550 and the issuance of 45,563 shares of common stock. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note, resulting in a loss on settlement of $92,045. During the years ended March 31, 2022 and 2021, DTRC paid Jerikodie approximately $66,000 and $108,000, respectively, for consulting fees, in addition to $25,000 in the year ended March 31, 2022, for the extinguishment of a net smelter royalty on the Blind Gold Property disclosed below. Effective April 15, 2021, the agreement with Jerikodie was terminated. DTRC engaged a company controlled by a family member of Mr. Aberle, for the purpose of providing general labor and during the years ended March 31, 2022 and 2021, incurred approximately $56,000 and $37,000 in costs, respectively.

Mr. Richard Bachman was DTRC's former Chief Geological Officer. He is also a significant stockholder of the Company and the owner of Minera Teles Pires Inc. ("Minera Teles"). Under an October 2005 agreement that expired in March 2020, Minera Teles earned a $10,000 monthly consulting fee and received $1,500 per month for office rent and expenses. The consulting fee was divided between a $5,000 per month cash payment and a $5,000 per month deferred amount. DTRC also owed Mr. Bachman, individually, $305,145 in unsecured loans. These unsecured loans bore interest rates ranging from 3% to 4% per year and were due on demand. In June 2020, DTRC repaid $40,145 of the unsecured loans, plus accrued interest of $6,095. In October 2020, DTRC paid Minera Teles $200,000 for amounts owed for prior services and combined the remaining amount owed of approximately $795,500 with amounts owed under the unsecured loans, including unpaid interest, into a new note in the amount of $1,055,310, bearing interest at 0.25% per year. A payment of $145,000 was made in December 2020. In July 2021, DTRC and Mr. Bachman settled the outstanding debt of $872,578 through the payment of $425,165 in cash and the issuance of 99,049 shares of common stock. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note, resulting in a loss on settlement of $32,476.

In October 2020, DTRC issued a note payable to WCM Associates, LP ("WCM"), an entity controlled by DTRC's former CFO, in the amount of $123,000, bearing interest at 0.25% per year, for amounts owed for consulting fees. The note was paid in full. During the years ended March 31, 2022 and 2021, DTRC incurred $6,000 and $36,000, respectively, for consulting fees with WCM. WCM's services were discontinued at the end of May 2021.

Messrs. Aberle and Bachman owned a 5% net smelter return royalty on the original 84 unpatented mining claims that comprised the Blind Gold Property. In August 2021, DTRC extinguished the royalty by paying Messrs. Aberle and Bachman $25,000 each.

In March 2021, Jonathan Awde was appointed Chief Executive Officer of DTRC and Gerald Aberle resigned as Chief Executive Officer and was appointed Chief Operating Officer of DTRC. Mr. Awde is also a director and significant stockholder of the Company.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Ham, Langston & Brezina, LLP, ("HLB") for the fiscal years ended March 31, 2022 and 2021 were as follows:

	Fiscal year ended March 31, 2022
Audit fees	$107,981	$
Audit-related fees	41,950
Tax fees	--
All other fees	--

Audit fees consist of the aggregate fees billed or expected to be billed by HLB for the audit of the Company's consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-related fees consist of fees related to assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." This category comprises fees billed for review and advisory services associated with the Company's financial reporting.

Tax fees consist of fees for professional services rendered in connection with preparation and filing of our federal income tax returns and limited tax consulting.

Pre-Approval Policies and Procedures

All services to be performed by the Company's Auditors must be approved in advance by the Audit Committee. The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining the Auditors' independence and has adopted a charter governing its conduct. The charter is reviewed annually and requires the pre-approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its Auditors, subject to the de minimis exceptions for non-audit services as allowed by applicable law or regulation. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted nonaudit services, if decisions of such a subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, all services and related fees reported were pre-approved by the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

(a)  (1) Exhibits

 See Exhibits Index on the following page

Item 16.  Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to the Registration Statement on Form S-1 filed on March 28, 2022)
3.2	Certificate of Change Pursuant to NRS 78.209 to Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to the Registration Statement on Form S-1 filed on March 28, 2022)
3.3	Certificate of Amendment to Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2022)
4.1	Description of Capital Stock *
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed on May 6, 2022)
10.1	Employment Agreement effective as of March 12, 2021, by and between the Company and Jonathan Awde (incorporated by reference to the Annual Report on 10-K, filed June 29, 2021).
10.2	Employment Agreement, effective March 12, 2021, by and between the Company and Gerald Aberle (incorporated by reference to the Annual Report on 10-K, filed June 29, 2021).
10.3	Employment Agreement, effective June 1, 2021, by and between the Company and Shawn Campbell (incorporated by reference to the Annual Report on 10-K, filed June 29, 2021).
10.4	Employment Agreement, effective December 1, 2021, by and between the Company and James Berry. *
10.5	Dakota Territory Resource Corp. 2021 Stock Incentive Plan (incorporated by reference to Annex C to the Proxy Statement on Schedule 14A of Dakota Territory Resource Corp. filed on March 11, 2022)
10.6	Option Agreement for Purchase and Sale of Real Property dated October 14, 2021 between Homestake Mining Company of California, LAC Minerals (USA) LLC and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, filed February 1, 2022).
10.7	Option Agreement for Purchase and Sale of Real Property dated September 7, 2021 between Homestake Mining Company of California and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, filed February 1, 2022)
21.1	Subsidiaries of Dakota Gold Corp.
23.1	Consent of Ham, Langston & Brezina, L.L.P.*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
101.INS(1)	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GOLD CORP.

/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer, Principal Executive Officer and Director
Dated: June 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald Aberle
By: Gerald Aberle
Chief Operating Officer and Director
Dated: June 28, 2022

/s/ Stephen O'Rourke
By: Stephen T. O'Rourke
Director
Dated: June 28, 2022

/s/ Robert Quartermain
By: Robert Quartermain
Director
Dated: June 28, 2022

/s/ Alex Morrison
By: Alex G. Morrison
Director
Dated: June 28, 2022

/s/ Jennifer Grafton
By: Jennifer Grafton
Director
Dated: June 28, 2022

/s/ Amy Koenig
By: Amy Koenig
Director
Dated: June 28, 2022

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer
Dated: June 28, 2022