Form 10-Q
period 2022-06-30
Dakota Gold Corp.
filed 2022-08-10
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 000-41349

Dakota Gold Corp.

(Exact Name of Registrant as Specified in its charter)

Nevada	85-3475290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Glendale Drive, Suite A, Lead, SD	57754
(Address of principal executive offices)	(Zip Code)

(605) 717-2540

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	DC	NYSE American LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[X]	Smaller Reporting Company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 10, 2022, there were 71,994,644 shares of common stock outstanding.

DAKOTA GOLD CORP.

JUNE 30, 2022

(UNAUDITED)

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (Unaudited)

	June 30, 2022	March 31, 2022

ASSETS

Current assets
Cash and cash equivalents	$35,042,049	$41,401,116
Receivables	665,569	94,807
Prepaid expenses and other current assets	970,362	376,689
Total current assets	36,677,980	41,872,612

Non-current assets
Mineral rights and properties	77,000,841	76,962,958
Property and equipment, net	1,283,634	1,229,012
Other assets	40,000	20,000
Total assets	$115,002,455	$120,084,582

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,547,959	$2,537,154
Total current liabilities	2,547,959	2,537,154

Non-current liabilities
Deferred tax liability	2,494,299	3,713,023
Total liabilities	5,042,258	6,250,177

Commitments and contingent liabilities (Note 6)	-	-

Stockholders' equity
Common stock, par value $0.001; 144,302,330 shares authorized, 71,994,644 and 70,850,395 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	71,994	70,850
Additional paid-in capital	102,631,028	100,697,655
Retained earnings	7,257,175	13,065,900
Total stockholders' equity	109,960,197	113,834,405
Total liabilities and stockholders' equity	$115,002,455	$120,084,582

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,
	2022	2021

Operating expenses
Exploration expenses	$3,771,517	$2,183,641
General and administrative expenses	3,308,661	10,728,748
Loss from operations	(7,080,178)	(12,912,389)

Other incomes (expenses)
Foreign exchange gain (loss)	32,872	(13,406)
Loss on settlement of debt	-	(54,169)
Interest income	19,857	237
Interest expense	-	(37,977)
Total other incomes (expenses)	52,729	(105,315)

Loss before income taxes	(7,027,449)	(13,017,704)
Deferred tax benefit	1,218,724	174,980
Net loss	(5,808,725)	(12,842,724)
Less: Net loss attributable to non-controlling interest	-	(4,548,047)
Net loss attributable to owners of the Company	$(5,808,725)	$(8,294,677)

Basic and diluted loss per share	$(0.08)	$(0.17)

Weighted average number of basic and diluted shares of common stock outstanding	70,958,194	49,064,261

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(5,808,725)	$(12,842,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	48,218	27,661
Loss on settlement of debt	-	54,169
Stock-based compensation expense	1,922,517	10,604,248
Accretion of debt discount	-	37,876
Deferred tax benefit	(1,218,724)	(174,980)
Changes in current assets and liabilities:
Receivables	(570,762)	-
Prepaid expenses and other current assets	(593,673)	(41,813)
Accounts payable and accrued liabilities	10,805	317,086
Accounts payable - related party	-	78,250
Net cash used in operating activities	(6,210,344)	(1,940,227)

Cash flows from investing activities
Purchases of property and equipment	(102,840)	(140,618)
Acquisition of other assets	(20,000)	-
Purchases of mineral rights and properties	(37,883)	(901,203)
Cash used in investing activities	(160,723)	(1,041,821)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	351,075
Proceeds from sale of DTRC common stock	-	16,895,534
Proceeds from exercise of stock options	12,000	-
Payments on notes payable - related parties	-	(376,550)
Cash provided by financing activities	12,000	16,870,059

Net change in cash and cash equivalents	(6,359,067)	13,888,011
Cash and cash equivalents, beginning of period	41,401,116	11,444,668
Cash and cash equivalents, end of period	$35,042,049	$25,332,679

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for purchase of mineral properties	$-	$1,119,466
Common stock issued for settlement of notes payable	$-	$223,259

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)

Common Stock			Additional	Retained	Non-	Total
	Number		Paid-in	Earnings	Controlling	Stockholders'
	of Shares	Amount	Capital		Interest	Equity
Balance, March 31, 2021	48,698,602	$48,699	$12,092,157	$25,679,461	$21,183,613	$59,003,930
Common stock issued for cash, net of issuance costs	700,000	700	350,375	-	-	351,075
DTRC common stock issued	-	-	-	-	10,399,500	10,399,500
Cash received for unissued DTRC shares of common stock	-	-	-	-	6,496,031	6,496,031
DTRC common stock issued for purchase of mineral properties	-	-	-	-	1,119,467	1,119,467
DTRC common stock issued upon conversion of debt	-	-	-	-	223,259	223,259
Stock-based compensation expense	-	-	-	-	10,604,248	10,604,248
Change in non-controlling interest	-	-	14,794,682	-	(14,794,682)	-
Net loss for the period	-	-	-	(8,294,677)	(4,548,047)	(12,842,724)
Balance, June 30, 2021	49,398,602	$49,399	$27,237,214	$17,384,784	$30,683,389	$75,354,786

	Common stock		Additional	Retained	Non-	Total
	Number		Paid-in	Earnings	Controlling	Stockholders'
	of Shares	Amount	Capital		Interest	Equity
Balance, March 31, 2022	70,850,395	$70,850	$100,697,655	$13,065,900	$-	$113,834,405
Common stock issued for restricted stock units	800,000	800	(800)	-	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	-	12,000
Common stock issued for purchase of mineral properties	306,749	307	(307)	-	-	-
Stock-based compensation expense	-	-	1,922,517	-	-	1,922,517
Net loss for the period	-	-	-	(5,808,725)	-	(5,808,725)
Balance, June 30, 2022	71,994,644	$71,994	$102,631,028	$7,257,175	$-	$109,960,197

The accompanying notes are an integral part of these condensed consolidated interim financial statements

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2022, and 2021

(Unaudited)

Note 1-Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements ("interim financial statements") of Dakota Gold Corp. ("we", "us", "our", the "Company", "Dakota Gold") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission ("SEC") for interim statements, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, for the year ended March 31, 2022, as filed with the SEC on June 28, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2022, as reported in the Company's Annual Report on Form 10-K, have been omitted. The year-end balance sheet data was derived from the audited financial statements.

DTRC Merger Transaction

On September 10, 2021, the Company and Dakota Territory Resource Corp. ("DTRC") entered into an Amended and Restated Agreement and Plan of Merger (the "merger agreement") providing for the acquisition of the non-controlling interest of DTRC where the Company would acquire the remaining shares (not previously owned) of DTRC for an equal number of shares of the Company and DTRC would merge into a subsidiary of the Company (the "DTRC Merger" or the "DTRC Transaction"). The DTRC Merger was approved by the stockholders of DTRC at a Special Meeting of Stockholders and closed with an effective date of March 31, 2022.

Pursuant to the merger agreement, the DTRC stockholders received one share of Dakota Gold common stock for each share of DTRC's common stock owned at the time of the closing. After closing of the DTRS Merger, the former stockholders of DTRC and the Company owned approximately 49% and 51% of the combined entity respectively.

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

Note 2 - Mineral Rights and Properties

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

On September 7, 2021, the Company entered into an option agreement to acquire surface rights and certain facilities in the Homestake District, South Dakota from HMCC. The agreement provides for exclusive access to three extensive historic data sets which chronicle its 145-year exploration and mining history throughout South Dakota. Under the terms of the agreement, DTRC has a three-year option to acquire 4,261 acres of surface rights with attendant facilities and data held by HMCC. In consideration for the option, DTRC made a cash payment of $1.3 million and issued 1 million DTRC common stock valued at $4,850,000 to Barrick and will make annual option payments of $300,000 during the option period. DTRC may exercise the option on or before September 7, 2024, by assuming all of the liabilities and bonds currently held by HMCC in the Homestake District. In addition, on exercise of the option, the Company will issue Barrick 3 million shares of common stock and grant a 2.5% net smelter royalty ("NSR") to Barrick with respect to any gold that may be recovered only from the Grizzly Gulch property.

On October 14, 2021, the Company entered into an option agreement to acquire Barrick's interest in the Richmond Hill Property in the Homestake District, South Dakota from LAC Minerals (USA) LLC and HMCC. Under the terms of the agreement, the Company has a three-year option to acquire 2,126 acres of surface and mineral rights with attendant facilities. The Company issued 400,000 DTRC shares of common stock valued at $1,816,000 to Barrick and will make annual option payments of $100,000 during the option period. The Company may exercise the option on or before September 7, 2024, by assuming all the liabilities and bonds associated with the Richmond Hill Property. In addition, on exercise of the option, the Company will issue Barrick an additional 400,000 shares of common stock and grant a 1% NSR to Barrick with respect to any gold that may be recovered from the Richmond Hill Property.

In total, the Company currently holds eleven brownfield project areas in the district comprised of 1,905 unpatented mining claims (32,256 unpatented acres), the Homestake Option Area (4,261 patented acres), Barrick's interest in the Richmond Hill Option Area (2,126 patented acres) and additional lands and mineral rights throughout the district (3,201 patented acres) for a combination of surface and mineral lease rights covering a total of 43,971 acres. The Company has not established that any of its projects or properties contain proven or probable mineral reserves under Regulation S-K Subpart 1300 ("S-K 1300").

As of June 30, 2022 and March 31, 2022, the carrying cost of the Company's mineral properties totaled $77,000,841 and $76,962,958, respectively. As of June 30, 2022, the Company is in the exploration stage and has not commenced amortization of its properties. The Company will capitalize certain costs to its projects when the costs can be specifically attributable to a project, or when it is reasonable to allocate those costs. General regional exploration costs are not allocated to specific properties.

Note 3 - Property and Equipment

As of June 30, 2022 and March 31, 2022, the Company's property and equipment consists of the following:

	Estimated Useful Life (Years)	June 30, 2022	March 31, 2022

Land		$70,000	$70,000
Building	39	729,230	699,975
Furniture and equipment	3 to 5	699,718	626,133
		1,498,948	1,396,108
Less accumulated depreciation		(215,314)	(167,096)
Property and equipment, net		$1,283,634	$1,229,012

Depreciation expense for the three months ended June 30, 2022 and 2021 was $48,218 and $27,661, respectively.

Note 4 - Accounts Payable and Accrued Liabilities

As of June 30, 2022 and March 31, 2022, the Company's accounts payable and accrued liabilities consists of the following:

	June 30, 2022	March 31, 2022

Trade payables	$2,177,704	$2,051,569
Accrued liabilities	341,194	467,965
Other	29,061	17,620
	$2,547,959	$2,537,154

Note 5 - Stockholders' Equity

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, pre-emptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of common stock represented at a meeting, and other general stockholder action (other than an amendment to our Articles of Incorporation) requires the affirmative vote of the majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

In connection with the domestication process on May 22, 2020, the Company changed its share capital structure from unlimited authorized shares of common stock without par value to 144,302,330 authorized shares of common stock, with a par value of $0.001 per share.

Share Issuances during the three months ended June 30, 2022

During the three months ended June 30, 2022, the Company issued (i) 37,500 shares of common stock pursuant to an exercise of stock options for proceeds of $12,000, (ii) 306,749 shares of common stock valued at $1,500,000 (included in additional paid-in capital as at March 31, 2022), for investment in mineral properties and (iii) 800,000 shares of common stock (see "Restricted Stock Units" below) to employees of the Company for the settlement of restricted stock units which vested on June 4, 2022. An additional 350,000 restricted stock units vested on the same date but were not settled as at June 30, 2022.

Note 5 -Stockholders' Equity, continued

Share Issuances during the three months ended June 30, 2021

During the year ended June 30, 2021, the Company issued 505,050 units at a weighted average price of $1.39 per unit for proceeds of $700,000 through various private placements. Each unit consists of one share of the Company's common stock (505,050 total shares of common stock) and one-half warrant (252,525 total warrants). Each whole warrant entitles the holder thereof to purchase, upon exercise, one share of the Company's common stock for $2.08 per share for a period expiring on March 15, 2026. In connection with the private placements, the Company incurred aggregate expenses of $381,428.

DTRC Share Issuances during the three months ended June 30, 2021

On June 23, 2021, DTRC issued 2,311,000 shares of common stock at a price of $4.50 per share of common stock, for gross proceeds of $10,399,500 in connection with the initial tranche of a non-brokered private placement ("Private Placement"). As of June 30, 2021, DTRC had received $6,496,034 in connection with the second tranche of the Private Placement. The related 1,443,563 shares of common stock were in July 2021.

During the three months ended June 30, 2021, DTRC also issued (i) 224,005 shares of DTRC common stock valued at $1,119,46 for investment in mineral properties, (ii) 45,563 shares of DTRC common stock valued at $223,259 for a settlement of debt, and (iii) 1,450,000 shares of DTRC common stock valued at $7,177,500 as bonus shares to directors, employees and consultants to DTRC. For the three months ending June 30, 2021, the share-based compensation expense for the bonus shares was allocated $1,361,250 to exploration costs and $5,816,250 to general and administrative expenses.

Stock Options Issued by DTRC

Pursuant to the DTRC Merger on March 31, 2022, the Company cancelled DTRCs outstanding stock options and replaced them with options of Dakota Gold Corp. ("DGC") under the "2022 Stock Incentive Plan" with the same terms and provisions. The 2022 Stock Incentive Plan had a total of 6,250,000 common stock purchase options available to award to the Company's directors, executive officers and consultants. As of June 30, 2022, a total of 6,250,000 shares of the Company's common stock remained available for future grants under the 2022 Stock Incentive Plan.

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years. Outstanding stock options granted to third-party service providers generally vest over a period of up to two years.

During the three months ended June 30, 2022, the Company did not issue stock options and during the three months ended June 30, 2021, DTRC granted a total of 2,071,250 stock options with a weighted average exercise price of $4.76, exercisable for up to five years. The Company recognized stock-based compensation related to the vesting of stock options totaling $854,344 for the three months ended June 30, 2022, of which $172,438 was allocated to exploration costs and $681,906 and allocated to administrative expenses. For the three months ended June 30, 2021 DTRC recognized stock-based compensation related to the vesting of stock options totaling $3,056,515, of which $501,890 was allocated to exploration costs and $2,554,625 and allocated to administrative expenses.

During the three months ended June 30, 2021, DTRC estimated the fair value of each stock option granted to have a weighted average grant date fair value of $3.39 per share using a Black Scholes valuation model. The weighted- average assumptions used to calculate the grant date fair value were as follows: risk-free interest rate ranging from 0.95%, estimated volatility of 90%, dividend yield of 0%, and expected life of 5.0 years.

The stock-based compensation expense related to the options has been recognized in the consolidated financial statements since the grant date and the fair value determined at the initial grant date using Black-Scholes will continue to be amortized over the vesting period. The fair value was determined at the grant date based on the market value of the underlying securities.

Note 5 -Stockholders' Equity, continued

A summary of the Company's stock option activity and related information for the period ended June 30, 2022 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of March 31, 2022	3,349,375	$4.06	4.12	-
Options exercised	(37,500)	0.32
Outstanding as of June 30, 2022	3,311,875	4.10	3.89	$1,141,438

Options exercisable as of March 31, 2022	2,293,333	$3.80	3.84	$1,141,438

As of June 30, 2022, the unrecognized compensation cost related to unvested options was $1,626,055, which will be expensed through December 2023.

Warrants

As of June 30, 2022, there were 7,615,718 warrants outstanding, all with an exercise price of $2.08 and expiring on March 15, 2026.

Restricted Stock Units ("RSU")

The Company recognized stock-based compensation related to the vesting of RSUs totaling $1,068,173 for the three months ended June 30, 2022, of which $164,629 was allocated to exploration costs and $903,544 allocated to administrative expenses. Allocations are based upon the primary activities of the grantees. For the three months ended June 30, 2021 DTRC recognized stock-based compensation related to the vesting of RSUs totaling $370,233, all of which was allocated to administrative expenses. As of June 30, 2022, there was no unrecognized compensation cost related to unvested RSUs.

On June 4, 2022, all 1,150,000 RSUs vested and on June 6, 2022, 800,000 RSUs which were settled by the issuance of shares of common stock. As at June 30, 2022, 350,000 vested RSUs have not been settled.

Bonus Shares of Common Stock Issued by DTRC during the three months ended June 30, 2021

During the three months ended June 30, 2021, DTRC issued 1,450,000 shares of common stock valued at $7,177,500 as bonus shares to directors, employees and consultants of DTRC, with the stock-based compensation expense for the bonus shares being allocated as $1,237,500 to exploration costs and $5,940,000 to general and administrative expenses.

Note 6 - Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the Company's financial condition and results of operations together with the Company's financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q may also contain statistical data and estimates the Company obtained from industry publications and reports generated by third parties. Although the Company believes that the publications and reports are reliable, it has not independently verified their data.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 concerning our anticipated results and developments of our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects", "anticipates", "plans", "estimates" or "intends", the negatives thereof, variations thereon and similar expressions, or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q, include, but are not limited to:

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

•  risks related to its ability to manage growth,

•  risks related to the potential difficulty of attracting and retaining qualified personnel,

•  risks related to its dependence on key personnel,

•  risks related to its SEC filing history, and

•  risks related to its securities.

This list is not exhaustive of the factors that may affect the Company's forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

This management's discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect its business, including without limitation, the disclosures made under "Risk Factors" of its most recent Form 10-K.

The Company's unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Since the Company is an exploration stage company and has not generated revenues to date, its business is subject to numerous contingencies and risk factors beyond its control, including exploration and development risks, competition from well-funded competitors, and its ability to manage growth.

Overview

The Company's goal is to create stockholder value through the acquisition, responsible exploration, and future development of high caliber gold properties in the Homestake District of South Dakota (the "Homestake District"). Management and the technical teams cumulatively have several hundred years of international mining and exploration experience. Key personnel have more than fifty combined years of mining and exploration experience in the Homestake District, mostly with the Homestake Mining Company, as well as other exploration companies that have operated in the region. The Company believes this experience uniquely positions the Company and will allow it to leverage its direct experience and knowledge of past exploration and mining activities in the Homestake District. Combined with the use of modern exploration and mining techniques, and new geologic understanding from experience in other mines, new research and information extracted from its new geophysical surveys, the Company hopes to focus its programs and build upon dominance where the historic Homestake Mining Company left off in the 1990's.

The Homestake District has yielded approximately 44.6 million ounces of gold production with most of it coming from within a small area. The production ledges of the old mine define a cumulative surface projection area of much less than 3 square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Modern statistical studies of ore deposit trends and understanding of the distribution of large gold camps around the world identifies that large gold deposits generally form in distinct camps and normally occur in clusters that show predictable distributions (Zipf's Law Applied to Ore Deposits). The Company believes this might be true for the Homestake District. Outside of the mine area, the Homestake District has been underexplored and lacks the modern exploration efforts required to search for other deposits especially under the cover of younger rocks that dominate the surface.

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

The Company has not established that any of its projects or properties contain proven or probable mineral reserves under S-K 1300 nor do they guarantee their exploration work will ever establish an economic gold deposit. The Company believes the Homestake District is in a safe, low-cost jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

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

The Company's projects are all at the exploration stage and do not generate revenues. The Company has not established that any of its properties or projects contain proven or probable mineral reserves as defined under S-K 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, including exploration and development risks, competition from well-funded competitors, and the Company's ability to manage growth and assessments of ongoing exploration activities and results. The Company cannot offer assurance that its expenses will either meet or exceed its projections.

Liquidity and Capital Resources

The Company is in the exploration-stage and does not generate revenues. As such, the Company finances its operations and the acquisition and exploration of its mineral properties through the issuance of common stock, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.

As of June 30, 2022, the Company had working capital of $34,130,021 and its retained earnings as of June 30, 2022, was $7,257,175. The Company had a net loss for the three months ended June 30, 2022, of $5,808,725.

During the three months ended June 30, 2022, the Company issued a total of 37,500 shares of common stock for proceeds of $12,000 pursuant to the exercise of stock options.

During the upcoming year, the Company plans cash expenditures for exploration of approximately $26.5 million.

The timing of expected expenditures is dependent upon a number of factors, including the availability of contractors. The Company has sufficient funds for funding its activities for the remainder of the current fiscal year.

Results of Operations

Three months ended June 30, 2022, and 2021

Revenue

The Company had no operating revenues for the three months ended June 30, 2022, and 2021. We are not currently profitable. We had a net loss of $5,808,725 for the three months ended June 30, 2022 (three months ended June 30, 2021 - $12,842,724).

Exploration Costs

During the three months ended June 30, 2022 and 2021, our exploration costs totaled $3,771,517 and $2,183,641, respectively. The increase year over year primarily related to the continuation of exploration drilling and related activities which commenced in January 2022. In addition, the Company funded the airborne geophysical survey and increased the review and compilation of historical geological data. Included in these costs were payments of annual claim maintenance fees related to our mineral properties. The increase was partially offset by a decrease from $1,583,859 of exploration-related stock-based compensation expense for the three months ended June 30, 2021 to $337,066 for the three months ended June 30, 2022.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2022 and 2021 were $3,308,661 and $10,728,748, respectively. These expenditures were primarily for legal, accounting & professional fees, investor relations and other general and administrative expenses necessary for our operations. The decrease year over year was primarily due to a decrease in stock-based compensation allocated to administration expenses of $1,585,451 for the three months ended June 30, 2022 (three months ended June 30, 2021 - $9,245,013). The higher amount from the June 30, 2021 period primarily related to the issuance of 1,450,000 shares of common stock as compensation. With the increased capital available, the organization grew from twelve employees to over thirty, which resulted in increased general and administrative costs (excluding stock-based compensation) to $1,723,210 during the three months ended June 30, 2022 (three months ended June 30, 2021 - $1,483,735). The organization grew to support advancing the exploration activities, which include drilling activities in the current fiscal year.

We had losses from operations for the three months ended June 30, 2022 and 2021 totaling $7,080,178 and $12,912,389, respectively. We had a loss before income tax for the three months ended June 30, 2022 of $7,027,449 (three months ended June 30, 2021 - $13,017,704) and a deferred tax benefit of $1,218,724 (three months ended June 30, 2021 - $174,980), leading to a net loss for the period of $5,808,725 (three months ended June 30, 2021 - $12,842,724). The effective rate for the quarter is less than the statutory rate due to a lower tax benefit for stock-based compensation related to Restricted Share Units which settled during the period, when compared to what was recognized during the vesting period for those units. We incurred interest expense from notes payable for the three months ended June 30, 2022 and 2021, respectively, in the amounts of $0 and $37,977.

Cash flows used in operating activities

During the three months ended June 30, 2022 and 2021, the Company's cash flows used in operating activities were $6,210,344 and $1,940,227, respectively. Cash used in operations for the three months ended June 30, 2022 increased year over year as the Company increased the amount of land staking and associated annual claim maintenance costs. In addition, the company completed an airborne geophysical survey and engaged additional personnel to review and commence the compilation of historical geological data obtained through the Barrick option agreements. The Company also continued drilling and related activities which commenced in January 2022.

Cash flows used in investing activities

During the three months ended June 30, 2022 and 2021, cash used in investing activities was $160,723 and $1,041,821, respectively. In the three months ended June 30, 2022, the cash used for investing activities consisted primarily of $37,883 for the acquisition of mineral properties and $102,840 for the purchases of property and equipment. In the three months ended June 30, 2021, the cash used for investing activities consisted of $901,203 for the acquisition of mineral properties and $140,618 for the purchases of property and equipment.

Cash flows from financing activities

During the three months ended June 30, 2022 and 2021, cash flows from financing activities were $12,000 and $16,870,059, respectively. In the three months ended June 30, 2022, the Company issued 37,500 shares pursuant to the exercise of stock options for cash proceeds of $12,000. In the three months ended June 30, 2021, the Company issued shares for net proceeds of $351,075, and DTRC issued shares for net proceeds of $16,895,534 and repaid $376,550 to extinguish a related party note.

Off-Balance Sheet Arrangements

As of June 30, 2022 and 2021, the Company had off-balance sheet arrangements for annual payments in relation to annual mineral lease payments related to certain properties under option as disclosed in Note 3 of the financial statements.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based on the Company's financial statements, which have been prepared in accordance with US GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's financial statements are fairly presented in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company's financial statements: valuation of options granted to directors and officers using the Black-Scholes model and fair value of mineral properties. The accounting policies are described in greater detail in Note 2 to the Company's audited annual financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022. There have been no material changes to the Company's critical accounting policies and estimates as compared to the Company's critical accounting policies and estimates described in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes to Internal Controls and Procedures over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As noted in our annual report on Form 10-K for the year ended March 31, 2022, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in the Company's current reports on Form 8-K.

During the quarter ended June 30, 2022, the Company issued an aggregate of 306,749 shares of common stock to certain vendors of mineral properties as partial consideration for the Company's acquisition of a certain mineral property on April 5, 2022. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for purposes of the issuance common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended June 30, 2022, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Articles of Incorporation of Dakota Gold Corp. (incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on March 28, 2022).
3.2	Certificate of Change Pursuant to NRS 78.209 to the Articles of Incorporation of Dakota Gold Corp. (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on March 28, 2022).
3.3	Certificate of Amendment to Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 5, 2022).
3.4	Amended and Restated Bylaws of Dakota Gold Corp. (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 5, 2022).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAKOTA GOLD CORP.

/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer, Principal Executive Officer and Director
Dated: August 10, 2022

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer
Dated: August 10, 2022