Form 10-Q
period 2022-09-30
Dakota Gold Corp.
filed 2022-11-09
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 73,178,251 shares of common stock outstanding.

DAKOTA GOLD CORP.

SEPTEMBER 30, 2022

(UNAUDITED)

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (Unaudited)

	September 30, 2022	March 31, 2022

ASSETS

Current assets
Cash and cash equivalents	$28,068,497	$41,401,116
Receivables	100,121	94,807
Prepaid expenses and other current assets	771,249	376,689
Total current assets	28,939,867	41,872,612

Non-current assets
Mineral rights and properties	78,492,274	76,962,958
Property and equipment, net	1,290,036	1,229,012
Other assets	20,000	20,000
Total assets	$108,742,177	$120,084,582

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,033,968	$2,537,154
Total current liabilities	2,033,968	2,537,154

Non-current liabilities
Deferred tax liability	1,953,112	3,713,023
Total liabilities	3,987,080	6,250,177

Commitments and contingent liabilities (Note 6)

Stockholders' equity
Common stock, par value $0.001; 144,302,330 shares authorized, 72,178,251 and 70,850,395 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	72,178	70,850
Additional paid-in capital	104,001,699	100,697,655
Retained earnings	681,220	13,065,900
Total stockholders' equity	104,755,097	113,834,405
Total liabilities and stockholders' equity	$108,742,177	$120,084,582

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021

Operating expenses
Exploration expenses	$4,677,900	$1,875,085	$8,449,417	$4,058,726
General and administrative expenses	2,396,284	3,298,785	5,704,945	14,027,533
Loss from operations	(7,074,184)	(5,173,870)	(14,154,362)	(18,086,259)

Other income (expenses)
Foreign exchange gain (loss)	(113,171)	22,189	(80,299)	8,783
Loss on settlement of debt	-	(32,476)	-	(124,521)
Interest income	70,213	6,097	90,070	6,334
Interest expense	-	-	-	(101)
Total other income (expenses)	(42,958)	(4,190)	9,771	(109,505)

Loss before income taxes	(7,117,142)	(5,178,060)	(14,144,591)	(18,195,764)
Deferred tax benefit	541,187	174,980	1,759,911	349,960
Net loss	(6,575,955)	(5,003,080)	(12,384,680)	(17,845,804)
Less: Net loss attributable to non-controlling interest	-	(2,364,318)	-	(6,912,365)
Net loss attributable to owners of the Company	$(6,575,955)	$(2,638,762)	$(12,384,680)	$(10,933,439)

Basic and diluted loss per share	$(0.09)	$(0.05)	$(0.17)	$(0.22)

Weighted average number of basic and diluted shares of common stock outstanding	72,030,959	49,398,602	71,702,551	49,232,345

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(12,384,680)	$(17,845,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	101,650	58,261
Loss on settlement of debt	-	124,521
Stock-based compensation expense	2,610,869	13,314,963
Deferred tax benefit	(1,759,911)	(349,960)
Changes in current assets and liabilities:
Receivables	(5,314)	(17,055)
Prepaid expenses and other current assets	(394,560)	(66,652)
Accounts payable and accrued liabilities	(503,186)	341,948
Accounts payable - related party	-	(3,000)
Net cash used in operating activities	(12,335,132)	(4,442,778)

Cash flows from investing activities
Purchases of property and equipment	(162,674)	(262,880)
Purchases of mineral rights and properties	(854,316)	(3,285,316)
Cash used in investing activities	(1,016,990)	(3,548,196)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	351,075
Proceeds from sale of DTRC common stock	-	49,515,626
Proceeds from exercise of stock options	12,000	-
Proceeds from exercise of warrants	7,503	-
Payments on notes payable - related parties	-	(801,715)
Cash provided by financing activities	19,503	49,064,986

Net change in cash and cash equivalents	(13,332,619)	41,074,012
Cash and cash equivalents, beginning of period	41,401,116	11,444,668
Cash and cash equivalents, end of period	$28,068,497	$52,518,680

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for purchase of mineral properties	$675,000	$12,341,028
Common stock issued for settlement of notes payable	$-	$703,647

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Three and Six Months Ended September 30, 2022 (Unaudited)
Common Stock			Additional	Retained	Total
	Number		Paid-in	Earnings	Stockholders'
	of Shares	Amount	Capital		Equity
Balance, March 31, 2022	70,850,395	$70,850	$100,697,655	$13,065,900	$113,834,405
Common stock issued for restricted stock units ("RSUs")	800,000	800	(800)	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	12,000
Common stock issued for purchase of mineral properties	306,749	307	(307)	-	-
Stock-based compensation expense	-	-	1,922,517	-	1,922,517
Net loss for the period	-	-	-	(5,808,725)	(5,808,725)
Balance, June 30, 2022	71,994,644	71,994	102,631,028	7,257,175	109,960,197
Common stock issued for exercise of warrants	3,607	4	7,499	-	7,503
Common stock issued for purchase of mineral properties	180,000	180	674,820	-	675,000
Stock-based compensation expense	-	-	688,352	-	688,352
Net loss for the period	-	-	-	(6,575,955)	(6,575,955)
Balance, September 30, 2022	72,178,251	$72,178	$104,001,699	$681,220	$104,755,097

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Three and Six Months Ended September 30, 2021 (Unaudited)
Common Stock			Additional	Retained	Non-	Total
	Number		Paid-in	Earnings	Controlling	Stockholders'
	of Shares	Amount	Capital		Interest	Equity
Balance, March 31, 2021	48,698,602	$48,699	$12,092,157	$25,679,461	$21,183,613	$59,003,930
Common stock issued for cash, net of issuance costs	700,000	700	350,375	-	-	351,075
DTRC common stock issued	-	-	-	-	10,399,500	10,399,500
Cash received for unissued DTRC shares of common stock	-	-	-	-	6,496,031	6,496,031
DTRC common stock issued for purchase of mineral properties	-	-	-	-	1,119,467	1,119,467
DTRC common stock issued upon conversion of debt	-	-	-	-	223,259	223,259
Stock-based compensation expense	-	-	-	-	10,604,248	10,604,248
Change in non-controlling interest	-	-	14,794,682	-	(14,794,682)	-
Net loss for the period	-	-	-	(8,294,677)	(4,548,047)	(12,842,724)
Balance, June 30,2021	49,398,602	49,399	27,237,214	17,384,784	30,683,389	75,354,786
DTRC common stock issued	-	-	-	-	32,620,125	32,620,125
DTRC common stock issued for purchase of mineral properties	-	-	-	-	5,844,997	5,844,997
DTRC common stock issued upon conversion of debt	-	-	-	-	480,388	480,388
Stock-based compensation expense	-	-	-	-	2,710,715	2,710,715
Change in non-controlling interest	-	-	14,673,398	-	(14,673,399)	-
Net loss for the period	-	-	-	(2,638,762)	(2,364,318)	(5,003,080)
Balance, September 30, 2021	49,398,602	$49,399	$41,910,612	$14,746,022	$55,301,898	$112,007,931

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2022, and 2021

(Unaudited)

Note 1-Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements ("interim financial statements") of Dakota Gold Corp. ("we", "us", "our", the "Company", "Dakota Gold") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission ("SEC") for interim statements, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, for the year ended March 31, 2022, as filed with the SEC on June 28, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended March 31, 2022, as reported in the Company's Annual Report on Form 10-K, have been omitted. The year-end balance sheet data was derived from the audited financial statements.

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

Pursuant to the merger agreement, the DTRC stockholders received one share of Dakota Gold common stock for each share of DTRC's common stock owned at the time of the closing. After the closing, the former stockholders of DTRC and the Company owned approximately 49% and 51%, respectively, of the combined entity.

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

Note 2 - Mineral Rights and Properties

On September 26, 2012, the Company was re-organized with North Homestake Mining Company and acquired the Blind Gold Property located in the Homestake District of South Dakota. In 2018 and 2019, DTRC acquired additional acreage associated with DTRC's City Creek Property and the Tinton Gold Property. In 2020 and 2021, DTRC increased the size of the DTRC's Blind Gold Property, the Tinton Property, the Poorman Anticline Property, the Ragged Top Gold Project, the West Corridor Property, the City Creek Property and added the South Lead/Whistler Gulch Property through a combination of acquisitions and claim staking.

On October 26, 2020, the Company completed the purchase of the Maitland Gold Property from Homestake Mining Company of California ("HMCC"), a wholly owned subsidiary of Barrick Gold Corporation ("Barrick"). At closing, DTRC paid Barrick $3.5 million in cash and issued 750,000 shares of DTRC's common stock valued at $1.76 per share, for total consideration of $4.82 million. Additionally, Barrick retained a 2.5% net smelter return ("NSR") royalty on the property. The 2,112 mineral-acre Maitland acquisition is an important component of the Company's exploration and development strategy for the structural corridor that extends from the Homestake Gold Mine to the Company's Blind Gold Property at the northern end of the Homestake District.

On September 7, 2021, the Company entered into an option agreement to acquire surface rights and certain facilities in the Homestake District, South Dakota from HMCC. The agreement provides for exclusive access to three extensive historic data sets which chronicle its 145-year exploration and mining history throughout South Dakota. Under the terms of the agreement, DTRC has a three-year option to acquire 4,261 acres of surface rights with attendant facilities and data held by HMCC. In consideration for the option, DTRC made a cash payment of $1.3 million and issued 1 million shares of DTRC common stock valued at $4,850,000 to Barrick and is making annual option payments of $300,000 during the option period. DTRC may exercise the option on or before September 7, 2024, by assuming all of the liabilities and bonds currently held by HMCC in the Homestake District. In addition, on exercise of the option, the Company will issue Barrick 3 million shares of common stock and grant a 2.5% NSR to Barrick with respect to any gold that may be recovered only from the Grizzly Gulch property.

On October 14, 2021, the Company entered into an option agreement to acquire Barrick's interest in the Richmond Hill Property in the Homestake District, South Dakota from LAC Minerals (USA) LLC and HMCC. Under the terms of the agreement, the Company has an option to acquire 2,126 acres of surface and mineral rights with attendant facilities. The Company issued 400,000 DTRC shares of common stock valued at $1,816,000 to Barrick and will make annual option payments of $100,000 during the option period. The option period was originally through September 7, 2024, but in September 2022, the Company amended the option agreement to extend the period during which the Company may exercise the option. As amended, the Company may exercise the option on or before March 7, 2026, by assuming all the liabilities and bonds associated with the Richmond Hill Property. The Company issued 180,000 shares of common stock in consideration for the amendment to the option term. In addition, on exercise of the option, the Company will issue Barrick an additional 400,000 shares of common stock and grant a 1% NSR to Barrick with respect to any gold that may be recovered from the Richmond Hill Property.

On September 8, 2022, the Company and its wholly-owned subsidiary DTRC LLC, entered into a first amendment (the "amended option agreement") to the option agreement for purchase and sale of real property dated October 14, 2021 to acquire LAC Minerals (USA) LLC ("LAC") and HMCC's Richmond Hill Property in the Homestake District, South Dakota. The extension gives the Company further optionality in its exploration at the Richmond Hill Property. Other terms and obligation within the original option agreement will remain unchanged.

In total, the Company currently holds eleven brownfield project areas in the district comprised of 1,931 unpatented mining claims (33,475 unpatented acres), the Homestake Option Area (4,261 patented acres), Barrick's interest in the Richmond Hill Option Area (2,615 patented acres) and additional lands and mineral rights throughout the district (5,859 patented acres) for a combination of surface and mineral lease rights covering a total of 46,210 acres. The Company has not established that any of its projects or properties contain proven or probable mineral reserves under Regulation S-K Subpart 1300 ("S-K 1300").

During the six-month period ending September 30, 2022 the company acquired additional mineral properties totaling $1,529,316, which consisted of payments of $ 854,316 in cash and the issuance of 180,000 shares of common stock with a value of $675,000. As of September 30, 2022 and March 31, 2022, the carrying cost of the Company's mineral properties totaled $78,492,274 and $76,962,958, respectively. As of September 30, 2022, the Company is in the exploration stage and has not commenced amortization of its properties. The Company will capitalize certain costs to its projects when the costs can be specifically attributable to a project, or when it is reasonable to allocate those costs. General regional exploration costs are not allocated to specific properties.

Note 3 - Property and Equipment

As of September 30, 2022 and March 31, 2022, the Company's property and equipment consists of the following:

	Estimated Useful Life (Years)	September 30, 2022	March 31, 2022

Land		$70,000	$70,000
Building	39	739,122	699,975
Furniture and equipment	3 to 5	749,660	626,133
		1,558,782	1,396,108
Less accumulated depreciation		(268,746)	(167,096)
		$1,290,036	$1,229,012

Depreciation expense for the three and six months ended September 30, 2022 was $53,622 and $101,650, respectively (three and six months ended September 30, 2021 - $30,600 and $58,261, respectively).

Note 4 - Accounts Payable and Accrued Liabilities

As of September 30, 2022 and March 31, 2022, the Company's accounts payable and accrued liabilities consists of the following:

	September 30, 2022	March 31, 2022

Trade payables	$1,402,849	$2,051,569
Accrued liabilities	606,215	467,965
Other	24,904	17,620
	$2,033,968	$2,537,154

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

Share Issuances during the six months ended September 30, 2022

During the six months ended September 30, 2022, the Company issued (i) 37,500 shares of common stock pursuant to an exercise of stock options for proceeds of $12,000, (ii) 306,749 shares of common stock valued at $1,500,000 (included in additional paid-in capital as at March 31, 2022) and 180,000 shares of common stock valued at $675,000, in connection with the amendment to the Richmond Hill Option agreement (Note 2), (iii) 3,607 shares of common stock pursuant to an exercise of warrants for proceeds of $7,503 and (iv) 800,000 shares of common stock (see "RSU" below) to employees of the Company for the settlement of RSUs which vested on June 4, 2022. An additional 350,000 RSUs vested on the same date, but the related shares of common stock have not been issued as at November 8, 2022.

Note 5 -Stockholders' Equity, continued

Share Issuances during the six months ended September 30, 2021

During the six months ended September 30, 2021, the Company issued 505,050 units at a weighted average price of $1.39 per unit for proceeds of $700,000 through various private placements. Each unit consists of one share of the Company's common stock (505,050 total shares of common stock) and one-half warrant (252,525 total warrants). Each whole warrant entitles the holder thereof to purchase, upon exercise, one share of the Company's common stock for $2.08 per share for a period expiring on March 15, 2026. In connection with the private placements, the Company incurred aggregate expenses of $381,428.

DTRC Share Issuances during the six months ended September 30, 2021

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

During the six months ended September 30, 2021, DTRC also issued (i) 1,432,600 shares of DTRC common stock valued at $6,964,463 for investment in mineral properties, (ii) 144,612 shares of DTRC common stock valued at $703,646 for a settlement of debt, (iii) 1,450,000 shares of DTRC common stock valued at $7,177,500 as bonus shares to directors, employees and consultants to DTRC and (iv) 37,500 shares of common stock for cash consideration of $37,500. For the six months ended September 30, 2021, the share-based compensation expense for the bonus shares was allocated $1,361,250 to exploration costs and $5,816,250 to general and administrative expenses.

Note 5 -Stockholders' Equity, continued

Of the 1,450,000 shares of common stock issued as bonus shares, 400,000 shares vested on June 4, 2021 and the remaining 1,050,000 vested on June 4, 2022. The share-based compensation expense for the bonus shares were allocated as $1,237,500 to exploration costs and $5,940,000 to general and administrative expenses based upon the primary activities of the grantees.

Stock Options Issued

Pursuant to the DTRC Merger on March 31, 2022, the Company cancelled DTRCs outstanding stock options and replaced them with options of Dakota Gold Corp. ("DGC") under the "2022 Stock Incentive Plan" with the same terms and provisions. The 2022 Stock Incentive Plan had a total of 6,250,000 units available to award to the Company's directors, executive officers and consultants. A unit can be a common stock purchase option, an RSU or a Performance Stock Unit ("PSU"). As of September 30, 2022, a total of 5,145,453 units relating to the 2022 Stock Incentive Plan remained available for future grants.

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years. Outstanding stock options granted to third-party service providers generally vest over a period of up to two years.

During the six months ended September 30, 2022, the Company issued a total of 571,447 stock options with an exercise price of $3.01, exercisable for up to five years. The Company recognized stock-based compensation related to issuance of stock options totaling $1,430,152 during the six months ended September 30, 2022, of which $333,964 was allocated to exploration expenses and $1,096,188 was allocated to administrative expenses, based upon the primary activities of the grantees.

During the six months ended September 30, 2022, the Company estimated the fair value of each stock option granted to have a weighted average grant date fair value of $1.43 per share using a Black Scholes valuation model. The weighted-average assumptions used to calculate the grant date fair value were as follows: risk-free interest rate of 3.15%, estimated volatility of 65%, dividend yield of 0%, and expected life of 3.35 years.

During the six months ended September 30, 2021, DTRC granted a total of 2,271,250 stock options with a weighted average exercise price of $4.79, exercisable for up to five years. DTRC recognized stock-based compensation related to the vesting of stock options totaling $2,710,715 for the six months ended September 30, 2021, of which $699,887 was allocated to exploration costs and $2,010,828 was allocated to administrative expenses, based upon the primary activities of the grantees.

During the six months ended September 30, 2021, DTRC estimated the fair value of each stock option granted to have a weighted average grant date fair value of $3.39 per share using a Black Scholes valuation model. The weighted- average assumptions used to calculate the grant date fair value were as follows: risk-free interest rate ranging from 0.39% - 1.02%, estimated volatility of between 83% and 96%, dividend yield of 0%, and expected life ranging from 4.08 to 5.0 years.

Estimated volatility is calculated based on average volatility of the Company's peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. Peers are companies at similar stages of mine development and operating jurisdictions who have granted options with similar terms recently.

The stock-based compensation expense is recognized as the fair value determined at the initial grant date using Black-Scholes which is amortized over the vesting period.

Note 5 -Stockholders' Equity, continued

A summary of the Company's stock option activity and related information for the period ended September 30, 2022 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of March 31, 2022	3,349,375	$4.06	4.12	$1,141,438
Options granted	571,447	3.01
Options exercised	(37,500)	0.32
Outstanding as of September 30, 2022	3,883,322	$3.94	3.83	$937,420

Options exercisable as of September 30, 2022	2,360,000	$3.84	3.59	$914,563

As of September 30, 2022, the unrecognized compensation cost related to unvested options was $1,811,466, which will be expensed through June 2025. Allocations are based upon the primary activities of the grantees.

Warrants

As of September 30, 2022, there were 7,612,111 warrants outstanding, all with an exercise price of $2.08 and expiring on March 15, 2026. During the three-month period ended September 30, 2022, 3,607 shares of common stock were issued pursuant to an exercise of warrants for proceeds of $7,503.

RSUS and PSUs

The Company has an RSU plan that provides for the issuance of RSUs and PSUs in amounts as approved by the Company's board of directors.

During the quarter ended September 30, 2022, the Company issued PSUs to certain members of management and other select employees. RSUs and PSUs generally vest in one-third increments over a three-year period, and compensation cost is recognized over the respective service periods based on the grant date fair value.

Each RSU represents the right to receive one share of the Company's common stock.

Each PSU award entitles the participant to receive a variable number of shares of the Company's common stock at the end of a specified period. The total number of shares that would vest under the PSUs will be determined at the end of each of the next three-year performance periods based on the Company's performance against the index for the relevant performance periods. The total number of shares that may be earned for PSUs is based on performance over the performance period and ranges from 0% to 200% of the target number of shares.

The fair value of RSUs is measured at the grant-date price of the Company’s shares. The fair value of PSUs is measured at the grant-date fair value.

The compensation expense related to the RSUs and PSUs has been recognized in the consolidated financial statements since the grant date and the fair value determined at the initial grant date will continue to be amortized over the vesting period.

Note 5 -Stockholders' Equity, continued

The Company recognized compensation expense related to the vesting of RSUs and PSUs totaling $112,544 for the three and six months ended September 30, 2022, of which $27,289 was allocated to exploration expenses and $85,255 allocated to administrative expenses. As of September 30, 2022, there was $1,489,933 of total unrecognized compensation cost related to unvested RSUs and PSUs. Allocations are based upon the primary activities of the grantees.  The fair value of RSUs is measured at the grant-date price of the Company’s shares. The fair value of PSUs is measured at the grant-date fair value.

A summary of RSU and PSU awards outstanding and activity during the three and six months ended September 30, 2022 are as follows:

	Number of RSU Awards	Weighted- average grant date fair value per award	Number of PSU Awards	Weighted- average grant date fair value per award

Outstanding at March 31, 2022	1,150,000	$4.95	-	$-
Vested	(1,150,000)	4.95	-	-
Outstanding at June 30, 2022	-	-	-	-
Granted	420,260	3.01	112,840	2.99
Outstanding at September 30, 2022	420,260	$3.01	112,840	$2.99

During the three months ended June 30, 2022, the Company recognized stock-based compensation related to the vesting of RSUs totaling $1,068,173, of which $164,629 was allocated to exploration costs and $903,544 allocated to administrative expenses, for the RSUs that were granted in June 2021 and that vested on June 4, 2022. As of June 30, 2022, there was no unrecognized compensation cost related to unvested RSUs granted in June 2021, therefore there was no stock-based compensation related to these RSUs for the three months ended September 30, 2022.

Bonus Shares of Common Stock Issued by DTRC during the six months ended September 30, 2021

During the six months ended September 30, 2021, DTRC issued 1,450,000 shares of common stock valued at $7,177,500 as bonus shares to directors, employees and consultants of DTRC, with the stock-based compensation expense for the bonus shares being allocated as $1,237,500 to exploration costs and $5,940,000 to general and administrative expenses.

Note 6 - Commitments and Contingencies

The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is also subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations, or liquidity. The Company does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Note 7 - Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the six months ended September 30, 2022 and 2021:

	Six months ended September 30, 2022	Six months ended September 30, 2021

Income tax expense (benefit) computed at federal statutory rates	$(2,970,364)	$(3,821,110)
Non-deductible expenses	-	14,397
Change in valuation allowance	953,413	3,456,753
Other	257,040	-
Deferred tax benefit	$(1,759,911)	$(349,960)

The effective tax rate for the three and six months ended September 30, 2022 was 7.6% and 12.4%, respectively. The effective tax rate is less than the expected statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred.

Management has established a valuation allowance on certain deferred tax assets because the underlying the deferred tax benefit may not be realized.

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets or liabilities. Significant components of the deferred tax assets and the related valuation allowance are set out below:

	September 30, 2022	March 31, 2022
Deferred tax assets:
Net operating losses	$6,552,604	$5,228,304
Net capital losses	36,685	36,685
Stock-based compensation	2,332,232	2,607,150
Deferred exploration costs	2,981,504	1,317,562
Total	11,903,025	9,189,701
Less: valuation allowance	(2,763,862)	(1,810,449)
Total deferred tax assets	9,139,163	7,379,252

Deferred tax liability:
Property and equipment	(47,383)	(47,383)
Mineral properties	(11,044,892)	(11,044,892)
Total deferred tax liabilities	(11,092,275)	(11,092,275)

Total deferred taxes	$(1,953,112)	$(3,713,023)

Of a total of approximately $39 million of net operating loss carry forward (including approximately $9 million of DTRC's unrecognized deferred tax asset), the net operating loss carry forward of approximately $9.7 million will begin to expire in 2027, as they were incurred prior to 2018. As a result of the merger, DTRC's net operating losses prior to the merger date may be, by law, partially or entirely unavailable to offset future taxable income.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There are no unrecognized tax benefits as of September 30 or March 31, 2022. We file income tax returns in the United States federally and in one state jurisdiction. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company's tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 8 - Subsequent Event(s)

On October 21, 2022, the Company entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish an at-the-market equity program (the "ATM Program"). Under the ATM Program, the Company may offer and sell shares of common stock having aggregate proceeds of up to $50,000,000, from time to time, through any of the Sales Agents. Following establishment of the ATM program, the Company has issued 1,000,000 shares from the ATM program at an average price of $3.10 for gross proceeds of $3.1 million.

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
  our assessment that the Homestake District is a safe, low-cost jurisdiction in a favorable regulatory environment;
  our planned exploration activities during fiscal year 2023;
  proposed cash exploration expenditures for fiscal year 2023 the success of getting the necessary permits for future drill programs and future project exploration;
  expectations regarding the sufficiency of the Company's existing funds for the remainder of the current fiscal year and the Company's ability to raise capital and to continue the Company's exploration plans on the Company's properties in the future; and
  plans regarding anticipated expenditures at the Black Hills Property.

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

• risks associated with any material weaknesses that have been identified in our internal controls over financial reporting,

• risks associated with the COVID-19 pandemic,

• risks associated with cybersecurity and cyber-attacks,

• risks related to title in its properties,

• risks associated with geopolitical factors,

• risks associated with potential property title disputes,

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

Proposed Cash Exploration Expenditures for the Year Ending March 31, 2023 (millions)
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

As of September 30, 2022, the Company had working capital of $26,905,899 and its retained earnings as of September 30, 2022, was $681,220. The Company had net losses for the three and six months ended September 30, 2022, of $6,575,955 and $12,384,680, respectively.

During the six months ended September 30, 2022, the Company issued a total of 37,500 shares of common stock for proceeds of $12,000 pursuant to the exercise of stock options and 3,607 shares of common stock for proceeds of $7,503 pursuant to the exercise of warrants.

During the current fiscal year ending March 31, 2023, the Company plans cash expenditures for exploration of approximately $26.5 million and is managing spending within that budget. In the six months ended September 30, 2022, the Company has incurred cash expenditures of approximately $3.5 million on general and administrative expenses, $7.9 million on exploration expenses and approximately $0.9 million on property acquisitions.

The timing of expected expenditures is dependent upon a number of factors, including the availability of contractors. The Company has sufficient funds for funding its activities for the remainder of the current fiscal year.

Subsequent to September 30, 2022, the Company entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish an at-the-market equity program (the "ATM Program"). Under the ATM Program, the Company may offer and sell shares of common stock having aggregate proceeds of up to $50,000,000, from time to time, through any of the Sales Agents. Following establishment of the ATM program, the Company has issued 1,000,000 shares from the ATM program at an average price of $3.10 for gross proceeds of $3.1 million.

Results of Operations

Three months ended September 30, 2022 and 2021

The Company had no operating revenues for the three months ended September 30, 2022 and 2021. We are not currently profitable. We had a net loss of $6,575,955 for the three months ended September 30, 2022 (three months ended September 30, 2021 - $5,003,080).

Exploration Costs

During the three months ended September 30, 2022 and 2021, our exploration costs totaled $4,677,900 and $1,875,085, respectively. The increase quarter over quarter primarily related to the continuation of exploration drilling and related activities which commenced in January 2022. In addition, the Company funded the airborne geophysical survey and increased the review and compilation of historical geological data. Included in these costs were payments of annual claim maintenance fees related to our mineral properties and exploration-related stock-based compensation expense for the three months ended September 30, 2022 of $188,817 (three months ended September 30, 2021 - $184,252).

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2022 and 2021 were $2,396,284 and $3,298,785, respectively. These expenditures were primarily for legal, accounting and professional fees, investor relations as well as other general and administrative expenses necessary for our operations. The decrease quarter over quarter was primarily due to a decrease in stock-based compensation allocated to administration expenses of $499,535 for the three months ended September 30, 2022 (three months ended September 30, 2021 - $2,617,448). The organization grew from twelve employees to over thirty, which resulted in increased general and administrative costs (excluding stock-based compensation) to $1,896,749 during the three months ended September 30, 2022 (three months ended September 30, 2021 - $623,076). The organization grew to support advancing the exploration activities, which include drilling activities in the current fiscal year.

Six months ended September 30, 2022 and 2021

We had a net loss of $12,384,680 for the six months ended September 30, 2022 (six months ended September 30, 2021 - $17,845,804).

Exploration Costs

During the six months ended September 30, 2022 and 2021, our exploration costs totaled $8,449,417 and $4,058,726, respectively. The increase period over period primarily related to the continuation of exploration drilling and related activities which commenced in January 2022. In addition, the Company funded the airborne geophysical survey and increased the review and compilation of historical geological data. Included in these costs were payments of annual claim maintenance fees related to our mineral properties, as well exploration-related stock-based compensation expenses of $525,883 for the six months ended September 30, 2022 (six months ended September 30, 2021 - $1,768,110).

General and Administrative

Our general and administrative expenses for the six months ended September 30, 2022 and 2021 were $5,704,945 and $14,027,533, respectively. These expenditures were primarily for legal, accounting and professional fees, investor relations, as well as other general and administrative expenses necessary for our operations. The decrease period over period was primarily due to a decrease in stock-based compensation allocated to administration expenses of $2,084,986 for the six months ended September 30, 2022 (six months ended September 30, 2021 - $11,862,461). The organization has grown to over thirty employees, which resulted in increased general and administrative costs (excluding stock-based compensation) to $3,619,959 during the six months ended September 30, 2022 (six months ended September 30, 2021 - $2,106,811). The organization grew to support advancing the exploration activities, which include drilling activities in the current fiscal year.

We had losses from operations totaling $14,154,362 and $18,086,259, respectively, losses before income tax of $14,144,591 and $18,195,764, respectively, and deferred tax benefits of $1,759,911 and $349,960, respectively, leading to net losses for the six months ended September 30, 2022 and 2021 of $12,384,680 and $17,845,804, respectively.

The effective tax rate for the quarter is less than the statutory rate, due to a lower tax benefit for stock-based compensation related to Restricted Share Units which were issued during the period, when compared to what was recognized during the vesting period for those units, and a change in our valuation allowance related to our net operating losses.

Cash flows used in operating activities

During the six months ended September 30, 2022 and 2021, the Company's cash flows used in operating activities were $12,335,132 and $4,442,778, respectively. Cash used in operations for the six months ended September 30, 2022 increased year over year as the Company increased the amount of land staking and associated annual claim maintenance costs. In addition, the company completed an airborne geophysical survey and engaged additional personnel to review and commence the compilation of historical geological data obtained through the Barrick option agreements. The Company also continued drilling and related activities which commenced in January 2022.

Cash flows used in investing activities

During the six months ended September 30, 2022 and 2021, cash used in investing activities was $1,016,990 and $3,548,196, respectively. In the six months ended September 30, 2022, the cash used for investing activities consisted of $854,316 for the acquisition of mineral properties and $162,674 for the purchases of property and equipment. In the six months ended September 30, 2021, the cash used for investing activities consisted of $3,285,316 for the acquisition of mineral properties and $262,880 for the purchases of property and equipment.

Cash flows from financing activities

During the six months ended September 30, 2022 and 2021, cash flows from financing activities were $19,503 and $49,064,986, respectively. In the six months ended September 30, 2022, the Company issued 37,500 shares of common stock pursuant to the exercise of stock options for cash proceeds of $12,000 and 3,607 shares of common stock pursuant to the exercise of warrants for cash proceeds of $7,503. In the six months ended September 30, 2021, the Company issued shares for net proceeds of $351,075, and DTRC issued shares for net proceeds of $49,515,626 and repaid $801,715 to extinguish a related party note.

Off-Balance Sheet Arrangements

As of September 30, 2022 and 2021, the Company had off-balance sheet arrangements for payments in relation to annual mineral lease payments related to certain properties under option as disclosed in Note 3 of the financial statements.

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

Changes to Internal Controls and Procedures over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As noted in our annual report on Form 10-K for the year ended March 31, 2022, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting.

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

During the quarter ended September 30, 2022, the Company issued an aggregate of 180,000 shares of common stock in connection with an amendment to the option agreement for the Richmond Hill property. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D for purposes of the issuance common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended September 30, 2022, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Articles of Incorporation of Dakota Gold Corp. (incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on March 28, 2022).
3.2	Certificate of Change Pursuant to NRS 78.209 to the Articles of Incorporation of Dakota Gold Corp. (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on March 28, 2022).
3.3	Certificate of Amendment to Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 5, 2022).
3.4	Amended and Restated Bylaws of Dakota Gold Corp. (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 5, 2022).
10.1	First Amendment to Option Agreement for Purchase and Sale of Real Property dated September 8, 2022 between Homestake Mining Company of California, LAC Minerals (USA) LLC, Dakota Gold Corp. and DTRC LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2022).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAKOTA GOLD CORP.

/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer, Principal Executive Officer and Director
Dated: November 8, 2022

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer
Dated: November 8, 2022