Form 10-KT
period 2022-12-31
Dakota Gold Corp.
filed 2023-03-22
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2022 to December 31, 2022

Commission file number 000-41349

Dakota Gold Corp.

(Exact Name of Registrant as Specified in its charter)

Nevada	85-3475290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Glendale Drive, Suite A, Lead, SD 57754
(Address of principal executive offices, Zip Code)

(605) 717-2540

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	DC	NYSE American LLC
Warrants, each warrant exercisable for one share of the Registrant's common stock at an exercise price of $2.08	DC.WS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity of Dakota Gold Corp. held by non-affiliates as of September 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $142,047,616.5, based on the closing price of the common stock of $3.05 as reported on the NYSE American.

As of March 22, 2023, there were 75,292,928 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Transition Report on Form 10-KT is incorporated by reference to the registrant's definitive proxy statement for the 2023 annual meeting of shareholders.

Auditor Firm ID: _298_             Auditor Name: Ham, Langston & Brezina, L.L.P.              Auditor Location: Houston, Texas, USA

PRELIMINARY NOTES

As used in this transition report on Form 10-KT ("transition report"), references to "Dakota", "Dakota Gold", "the Company," "we," "our," or "us" mean Dakota Gold Corp. and its predecessors, as the context requires.

GLOSSARY OF TERMS

Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.

Breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Brownfield	A property, the expansion, redevelopment, or reuse of which may be complicated by the presence or potential presence of a hazardous substance, pollutant, or contaminant.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.

Diamond drilling	A drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion. The drill cuts a core of rock, which is recovered in long cylindrical sections.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Exploration	Work involved in searching for ore, usually by drilling or driving a drift.

Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.

Grade	The average assay of a ton of ore, reflecting metal content.

Host rock	The rock surrounding an ore deposit.

Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lode	A mineral deposit in solid rock.

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituents, e.g., gold ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal form.

Mineralization	The presence of minerals in a specific area or geological formation.

Mineral reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals.

Paleoplacer deposits	Consist of placer (ancient) concentrations of minerals in which the host material is a consolidated rock.

Probable (Indicated) reserves	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Prospect	A mining property, the value of which has not been determined by exploration.

Proven (Measured) reserves	Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reverse Stock Split	On March 8, 2022, the Company completed a reverse split of its common stock on a 1 for 35,641,667 / 49,398,602 basis. All share numbers and common stock prices presented give effect to the reverse split.

S-K 1300	Subpart 1300 of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

Tonne	A metric ton which is equivalent to 2,200 pounds.

Trend	A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, or fold.

Unpatented mining claim	A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim.

Vein	A mineralized zone having a more or less regular development in length, width, and depth, which clearly separates it from neighboring rock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This transition report contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including statements concerning our anticipated results and developments of our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects", "anticipates", "plans", "estimates" or "intends", the negatives thereof, variations thereon and similar expressions, or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this transition report include, but are not limited to:

• the progress, potential and uncertainties of the Company's exploration program at its properties located in the Homestake District of South Dakota;

• our assessment that the Homestake District is a safe, low-cost jurisdiction in a favorable regulatory environment;

• our planned exploration activities across our portfolio of exploration targets;

• proposed expenditures for exploration and general and administrative costs;

• the success of getting the necessary permits for future drill programs and future project exploration;

• expectations regarding the sufficiency of the Company's existing funds for the remainder of the current fiscal year and the Company's ability to raise capital and to continue the Company's exploration plans on the Company's properties in the future; and

• plans regarding anticipated expenditures at the Black Hills Property.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•  risks associated with lack of defined resources that are not SEC S-K 1300 Compliant Reserves, and may never be,

•  risks associated with the failure to successfully execute management's strategy,

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

•  risks associated with uninsured perils,

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

•  risks associated with potential environmental lawsuits,

•  risks associated with its land reclamation requirements,

•  risks associated with gold mining presenting potential health risks,

•  risks associated with possible amendments to mining laws, mineral withdrawals of similar actions,

•  risks associated with any weaknesses that have been identified in our internal controls over financial reporting,

•  risks associated with pandemics,

•  risks associated with cybersecurity and cyber-attacks,

•  risks related to title in its properties,

•  risks related to competition in the gold and silver mining industries,

•  risks related to economic conditions,

•  risks related to its ability to manage growth,

•  risks related to the potential difficulty of attracting and retaining qualified personnel, both employees and skilled contractors,

•  risks related to its dependence on key personnel,

•  risks related to its SEC filing history, and

•  risks related to its securities.

This list is not exhaustive of the factors that may affect the Company's forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this transition report by the foregoing cautionary statements.

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

PART I

Item 1. Business

Corporate History

Dakota Gold Corp. was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada, U.S.

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

Our Business

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

The Company maintains 100% ownership of 11 mineral properties in the district comprised of 1,931 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 46,226 acres located in the Homestake Mining District of South Dakota, including the Blind Gold, City Creek, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, the Barrick Option, Richmond Hill and Cambrian Unconformity Properties, all of which are located in the heart of the Homestake District. Please see Item 2. Properties for additional information.

This transition report on Form 10-KT, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC. These reports are available free of charge on our website, www.dakotagoldcorp.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. Information contained on, or accessible through, our website is not a part of this Transition Report on Form 10-KT, and the inclusion of our website address in this document is an inactive textual reference. Additionally, our filings with the SEC may be accessed through the SEC's website at www.sec.gov.

We have not established that any of our properties contain mineral resources or mineral reserves under S-K 1300.

Competitors

The mining industry is highly competitive. We compete with numerous companies, many with greater financial resources available to them. We therefore will be at a significant disadvantage in the course of acquiring mining properties and obtaining materials, supplies, labor, and equipment. Additionally, there are established and well-financed companies active in the mining industry that will have an advantage over us if they are competing for the same properties.

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

At the state level, water quality is regulated by the Department of Agriculture and Natural Resources of the State of South Dakota. If our exploration or any future development activities might affect a ground water aquifer, it will have to apply for a Ground Water Discharge Permit from the Office of Water in compliance with the Groundwater Regulations. If exploration affects surface water, then compliance with the Surface Water Regulations is required.

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

In the nine months ended December 31, 2022, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities, although costs may increase in future periods.

Employees

As of December 31, 2022, we had 33 employees. We had 24 employees as of March 31, 2022.

Insurance

Where prudent and available at reasonable premiums, we maintain insurance to cover losses or risks incurred in the ordinary course of our current business.

Research and Development

The Company has spent only nominal amounts during each of the last two fiscal years on research and development activities.

Office Facilities

Our principal executive offices are located at 106 Glendale Drive, Suite A, Lead, South Dakota 57754. Our telephone number is (605) 717-2540.

Item 1A. Risk Factors

Investors in Dakota Gold Corp. should consider carefully, in addition to the other information contained in, or incorporated by reference into, this transition report, the following Risk Factors before deciding to invest in the Company.

Risks Associated with Our Business and Financial Condition

All of our properties are in the exploration stage and therefore generate no revenue. There is no assurance that we can establish the existence of any mineral resources or mineral reserves on any of our properties, or if established, that such mineral resources or mineral reserves would be commercially exploitable. Until we can do so, we cannot earn any revenues from these properties, and our business could fail.

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

If we establish the existence of commercially viable mineral resources on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into production. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, engage in drilling operations and develop extraction and processing facilities (or make arrangements therefor) and infrastructure. We do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds. Although we may derive substantial benefits from the discovery of commercially exploitable deposits, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail. The availability of capital may be subject to macro-economic factors, general market conditions, the market's perception of the gold price and a declining gold price may negatively impact our ability to raise capital.

Our exploration and extraction activities may not be commercially successful.

While we believe there are positive indicators that our properties may contain commercially exploitable minerals, such belief has been based solely on preliminary tests that we have conducted and data provided by third parties. There can be no assurance that the tests and data upon which we have relied is correct or accurate. Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

• the identification of potential mineralization based on analysis,

• the availability of permits,

• the quality of our management and our geological and technical expertise, and

• the capital available for mining operations.

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

Our property titles may be challenged, and we are not insured against any challenges, impairments or defects to our mineral claims or property titles.

We cannot guarantee that title to our properties will not be challenged. Title insurance is not available for our mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. Some of our properties are unpatented mining claims created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. We have not obtained title insurance regarding these claims. Defending any challenges to our property titles may be costly and may divert funds that could otherwise be used for exploration activities and other purposes. We cannot provide any assurances that there are no title defects affecting our properties. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase its costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future.

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

There can be no assurance that we will be able to comply with all laws and regulations that apply to our activities. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

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

The business of exploring for and extracting minerals and metals involves a high degree of risk. Few properties are ultimately developed into producing mines. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure, metal prices, which can be highly variable, and government regulation, including environmental and reclamation obligations. These factors are not within our control. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these metals or minerals on the basis of available technology. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral or metal properties, such as, but not limited to:

• fluctuation in production costs that make mining uneconomic,

• social, community or labor disputes resulting in work stoppages or delays, or related loss of social acceptance of community support,

• changes to legal and regulatory requirements,

• encountering unusual or unexpected formations,

• environmental hazards, noxious fumes and gases,

• ground and water conditions,

• difficult surface or underground conditions,

• industrial accidents,

• security incidents,

• failure of unproven or evolving technologies or loss of information integrity or data,

• metallurgical and other processing problems,

• mechanical and equipment performance problems,

• failure of pit walls, dams, declines, drifts and shafts,

• personal injury,

• fire, cave-ins, seismic activity, flooding, landslides or other inclement weather conditions, including those impacting operations or the ability to access and supply sites,

• unanticipated variations in grades of minerals or metals and other geologic problems, and

• decrease in the value of mineralized material due to lower gold, silver and metal prices.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of approximately $19.3 million for the nine months ended December 31, 2022. We had approximately $23.9 million of cash and cash equivalents as of December 31, 2022. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our operations is anticipated to involve consideration and evaluation of several significant factors that could adversely affect our ability to meet our business plans including, but not limited to:

• Costs to bringing the property into production, including, but not limited to exploration work, preparation of production feasibility studies, and allowance for production facilities,

• Availability and costs of financing,

• Ongoing costs of production,

• Environmental compliance regulations and restraints, and

• Political climate and/or governmental regulation and control.

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

The value of our assets, our ability to raise capital and any future economic returns are substantially dependent on the prices of gold. The gold price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

• gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves,

• speculative short positions taken by significant investors or traders in gold,

• the relative strength of the U.S. dollar,

• expectations of the future rate of inflation,

• interest rates,

• changes to economic activity in the United States, China, India and other industrialized or developing countries,

• geopolitical conflicts,

• changes in industrial, jewelry or investment demand,

• changes in supply from production, disinvestment and scrap, and

• forward sales by producers in hedging or similar transactions.

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

In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our and our third-party service providers' systems, data, and business, and the confidentiality, availability and integrity of our and our employees' data. While we attempt to mitigate these risks, we remain vulnerable to cyber-attacks and other security incidents. Given the increasing frequency, sophistication and complexity of cyber-attacks, cyber-attacks now could occur routinely, and it is possible that one could go undetected and persist for an extended period. Any investigation of a cyber-attack or other security incident is inherently unpredictable and takes time before the completion of any investigation and before there is availability of full and reliable information. During such time we do not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of the cyber-attack or other security incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber-attacks and other security incidents. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our results of operations and financial condition.

Despite our and our third-party service providers' efforts to protect our data and information, we and our service providers have been and may in the future be vulnerable to security breaches, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems and operational disruptions. To date we have experienced no material losses from cyber-attacks. In addition, a cyber-attack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with partners and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory actions, fines and penalties.

Risks Associated with Our Common Stock

Investors' interests in our company will be diluted and investors may suffer dilution in their earnings per share if we issue additional shares or raise funds through the sale of equity securities.

Our articles of incorporation authorize the issuance of 144,302,330 shares of common stock. As of March 22, 2023, we have 75,292,928 shares of common stock issued and outstanding. The issuance of any additional shares to raise financing would be dilutive. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other stockholders.

Trading in our common stock on the NYSE American is volatile.

Our common stock is currently quoted on the NYSE American. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. In addition to other risk factors identified in this transition report and due to volatility associated with equity securities in general, the value of a shareholder's investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

● Changes in the worldwide price for the metals we mine;

● Adverse results from our exploration, development, or production efforts;

● Producing at rates lower than those targeted;

● Political and regulatory risks and social unrest, including the conflict between Ukraine and Russia;

● Weather conditions and extreme weather events, including unusually heavy rains;

● Failure to meet our revenue or profit goals or operating budget;

● Decline in demand for our common stock;

● Downward revisions in securities analysts' estimates or changes in global financial markets and global economies and general market conditions;

● Technological innovations by competitors or in competing technologies;

● Investor perception of our industry or our prospects;

● Lawsuits;

● Economic impact from spread of disease, including from the COVID-19 pandemic;

● Our ability to integrate and operate the companies and the businesses that we acquire;

● Actions by government or central banks; and

● General economic trends.

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

Our officers and directors own a significant portion of our common stock, which could limit your ability to influence the outcome of any stockholder vote.

As of March 22, 2023, our directors and officers as a group hold approximately 25% of our outstanding common stock. As a result, these individuals will be able to influence the outcome of stockholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions. The interests of our directors and officers in these matters may not always align with the interests of some of our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Black Hills Property Area

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch. In addition, we have 100% ownership in the Barrick Option, and the Richmond Hill Option projects upon exercise of the underlying option. All of which are located in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, hereinafter referred to as the Black Hills Property (Figure 1).

Dakota Gold has not established that any of its properties, mineral interests or rights contain mineral reserves or mineral resources, each as defined under S-K 1300. Prior to 2022, exploration by Dakota Gold on its properties has been limited to field sampling programs, field mapping programs, geophysical surveys, and a campaign to acquire historical data sets that were known to exist for its property and the balance of the greater Homestake District. In late January 2022, Dakota Gold started its first drilling program and expanded its drilling programs to key project areas by increasing the number of drills to four.

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

Exploration plans and budgets have been prepared for each of the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, the Barrick Option, and the Richmond Hill Option project areas. The Cambrian Unconformity, Maitland and Richmond Hill projects were permitted with the South Dakota Division of Environment and Natural Resources ("SDDANR"), and Dakota Gold began drilling in early 2022. Current exploration plans may be modified pending the ongoing modeling and interpretation of the Company's airborne magnetic and radiometric survey data acquired in 2020 and 2021 and an IP-Resistivity survey completed at Richmond Hill in 2022. Dakota Gold's technical team continues to model using its geophysics, geology and geochemistry data sets to improve its ability to map and project lithology and structure in covered areas and/or where the company has less historical data.

None of Dakota Gold's interests are sufficiently drilled to prepare an estimate of mineral resources or an initial assessment under S-K 1300.

Based on its experience in the district, Dakota Gold has modeled for the exploration, development, mining, and closure of a potential project for the size and grade of similar deposits in a similar geological setting elsewhere in the District. The strategy of this financial modeling is to determine whether, if Dakota Gold is technically successful defining its deposit expectation with drill holes, any identified deposit would make commercial sense to ultimately develop.

The Black Hills Property has well developed power infrastructure. All of Dakota Gold's claims and leases have power on the property now, or nearby access to the property with the potential to be upgraded for production if exploration proves successful.

As of December 31, 2022, Dakota Gold is in the exploration stage and has not commenced amortization of its claims or leases. All exploration expenditures are expensed as incurred.

Dakota Gold maintains 100% ownership of 11 mineral projects in the district comprised of 1,931 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 46,226 acres located in the Black Hills of South Dakota, including the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, as well as 100% ownership of the Barrick Option, and the Richmond Hill Option projects upon exercise of the underlying option, all of which are located in the heart of the Homestake District (Figure 2).

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

Dakota Gold has based the acquisition of its Black Hills claims, surface and mineral acreage and lease position on more than 50 years of combined mining and exploration experience in the Homestake District with Homestake Mining Company of California ("Homestake Mining Company") whose South Dakota mineral/mining/reclamation assets are currently owned by Barrick Gold Mining Company and the knowledge gained from previous exploration and mining efforts. Dakota Gold believes that its properties hold exploration targets for all three gold deposit types known to exist in the district.

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

Dakota Gold's business strategy is to discover another Homestake-style deposit in the iron-formation host that is distributed across the district, largely under the cover of the younger igneous and sedimentary rocks that dominate the surface. In addition, Dakota Gold will evaluate and explore for large Tertiary gold deposits, of which there are several deposit styles known to be in the Northern Black Hills. Dakota Gold continues to expand its land position in the district with the objective of simultaneously developing less capital-intensive lower-risk gold targets that could be brought into production in the near term.

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

In addition, a portion of Dakota Gold's mineral tenure is composed of various ownerships of patented mineral rights severed from surface rights, private surface lands with mineral rights and a few parcels of private surface with severed mineral rights. These lands are held 100% by the company but can be under option to purchase agreements subject to other obligations. These are identified in the individual property discussions below.

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

A brief discussion of our specific properties included in the Black Hills Properties is below. Because of the early stage of exploration activities on these properties, we do not consider any single property to be individually material at this time.

Richmond Hill Project

On October 14, 2021, Dakota Gold entered into an option agreement to acquire 100% of Barrick's interest in the Richmond Hill Property in the Homestake District, South Dakota. Under the terms of the agreement, Dakota Gold has a three-year option to acquire 2,126 acres of surface and mineral rights with attendant facilities. Dakota Gold issued 400,000 shares to Barrick and will make annual Option payments of $100,000 during the option period. Dakota Gold may exercise the Option on or before September 7, 2024, by assuming all liabilities and bonds associated with the Richmond Hill Property. In addition, on exercise of the option, Dakota Gold will issue Barrick an additional 400,000 shares and grant a 1% NSR to Barrick with respect to any gold that may be recovered from the Richmond Hill Property. In September 2022, Dakota Gold amended their Richmond Hill Option agreement with Barrick which extended the option period to March 7, 2026 and increased the Richmond Hill Property size by an additional 489 mineral acres bringing the total mineral acreage for the project to approximately 2,615 mineral acres.

The project area is located in the western portion of Lawrence County, South Dakota, USA. More specifically the property lies within the Black Hills Meridian, Township 5N, Range2E covering portions of Sections 9, 10, 11, 13. 14, 15, 16, 21, 22, 23, 24, 26, 27, and 34. The property is contiguous to Dakota Gold's West Corridor and Blind Gold Properties and is located approximately 1/2 mile north of the producing Wharf Gold Mine (Coeur Mining). Access to the property is gained by traveling 1 mile southwest of Lead SD on Highway 85/14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing west approximately 1.2 miles before turning and traveling 1 mile north on the Richmond Hill Road.

The Richmond Hill area is an important component of Dakota Gold's exploration strategy for the Homestake District. The property includes the past producing Richmond Hill mine and the mines of the Carbonate District. The Richmond Hill mine produced ore from Tertiary breccias dominantly hosted within Precambrian units that were processed as an open pit, heap leach operation. Tertiary hosted and replacement gold mineralization, as well as possible Precambrian iron formation hosted mineralization were also identified during exploration programs in the 1980s and 1990s.

The Company currently has two drills operating at Richmond Hill and recently announce the results of RH22C-006, RH22C-007, RH22C-009, and RH22C-012 drill holes which tested the Twin Tunnels Breccia Pipe on the Richmond Hill. The Twin Tunnels Breccia Pipe is one of six known breccia pipes exposed at the Richmond Hill Gold Project. All of the known breccia pipes on the Richmond Hill Gold Project remain open and lack drill testing to depth. These breccia pipes are associated with the Tertiary alkalic magmatism that generated the Tertiary-aged gold deposits in the Homestake District. Gold mineralization had previously been identified in the Richmond Hill, Richmond Hill North, Twin Tunnels, and Turnaround Breccia Pipes by LAC Minerals (USA) LLC.

An aggressive drilling program is planned for Richmond Hill. The program is designed to accomplish three goals: 1) Validate the historic resources identified initially by LAC Minerals LLC in the 1980-90's, including metallurgical sampling, material characterization and generating a new geologic model, 2) Expand and define additional resources thru infill, step out and depth extension drilling around and within the know resources areas, and 3) Perform exploration drilling to discover new areas of mineralization, particularly in the Precambrian basement rocks and the Tertiary intrusive complex beneath the Paleozoic cover rocks.

Maitland Project

The initial 37.8 mineral acres of the Maitland project were acquired in April of 2017 through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. On October 26, 2020, Dakota Gold acquired 2,112 mineral-acres from Homestake Mining Company, a wholly owned subsidiary of Barrick. Pursuant to the terms of the definitive agreement, the Company paid consideration to Barrick comprised of $3.5 million cash and the issuance of 750,000 shares of Dakota Gold's common stock. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. From August 2021 through March 2022, Dakota Gold purchased additional surface rights over existing mineral rights of approximately 168.3 acres to facilitate the exploration of the Maitland Property. Two unpatented mineral claims were staked in late 2022 to cover fractional areas of interest on open BLM land. The project mineral rights total 2,374 acres, all of which are located in the western portion of Lawrence County, South Dakota, USA within Black Hills Meridian, Township 5N, Range 2E, covering portions of Sections 12, 13, and 24, and Township 5N, Range 3E, covering portions of Sections 7, 8, 17, 18, 19 and 20. Annual claim maintenance fees total $330.

The Maitland project area is an important component of Dakota Gold's exploration strategy for the structural corridor that extends from the Homestake Gold Mine to Dakota Gold's Blind Gold Property at the northern end of the district. The Maitland Property covers the down-plunge component of Homestake formation extending from the Blind Gold Property target at the north end, and Homestake Mining Company's North Drift gold discovery of the late 1980's to the south. In addition to Precambrian aged gold mineralization hosted within the Homestake iron-formation, the property area holds several historic Tertiary age mineralization and historic mines hosted in the younger sedimentary and intrusive rocks.

Access to the Maitland Gold project is gained by traveling 2 miles north of Lead on Highway 85/14A to Central City/Blacktail and then turning and traveling northwest approximately 1.7 miles on the Maitland Road. The property is proximal to the Company's Cambrian Unconformity Property and is contiguous to the Blind Gold and West Corridor Properties, as well as property Dakota Gold purchased from Deadbroke Mining Company near the historic Maitland Mine.

The Company currently has two drills operating at Maitland and on February 8, 2023 announced the discovery of the Unionville Zone in MA22C-009, which intercepted a Precambrian hosted Tertiary breccia zone beneath Cambrian hosted Tertiary replacement gold mineralization at the Maitland Gold Project. The Company is also announced the results of three additional holes at Maitland, one of which (MA22C-003) encountered Homestake-style mineralization grading 0.292 oz/ton Au over 10.4 feet (10.03 g/t over 3.17 meters). Assays have been received for MA22C-009 from the surface to 2,075.3 feet (632.55 meters). MA22C-009 was drilled to a total depth of 3,385 feet (1,031.75 meters) and assays are pending on the lower 1,309.7 feet (399.2 meters).

The Company is planning to continue an aggressive drilling program at the Maitland Property. This drilling is focused on exploration and expansion of the recently discovered Precambrian Iron Formation mineralization and the Unionville Tertiary gold mineralization announced in 2022 and early 2023. The drilling will include focused step out drilling around recently discovered mineral zones as well as continued testing across and along the corridor looking for other Homestake Formation extensions believed to exist between the new Dakota Gold Maitland area discoveries and the Homestake North drift discovery area located over a distance greater than 1 mile to the south.

Blind Gold Project

The Blind Gold project consists of 191 unpatented lode-mining claims. In total the claims cover approximately 3,425 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Ranges 2 and 3 E covering portions of Sections 1, 2, 11, 12, 13 and 14 in Range 2E and Sections 5, 6, 7, 8 and 18 in Range 3E.

Dakota Gold acquired 84 of the claims through the acquisition of North Homestake Mining Company in September 2012. In December 2012, Dakota Gold's Blind Gold property position was increased through the acquisition of 23 additional claims from Black Hills Gold Exploration LLC. Dakota Gold added 63 contiguous claims on its west and southwestern property boundary in February 2020 and in December 2020, 21 additional claims were at the western boundary of the property. In August 2022, Dakota Gold purchased a 39.4 acre land parcel along the west side of the Blind Gold claim block in order to facilitate drilling portions of the projected Homestake iron-formation target from private surface. Dakota Gold owns a 100% interest in the 191 mining claims and 39.4 acres of private surface that comprise the main block of the Blind Gold project with no known encumbrance. There are no known private surface rights owners within the bounds of the main block with all surface rights under the control of the USFS. The annual claim maintenance fees total $31,515.

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

The Blind Gold claims are located approximately 4 miles northwest and on structural trend with the Homestake Gold Mine. In the 1980s and 1990s, Homestake Mining Company's work in the district extended the Homestake iron-formation host under cover and demonstrated the repeatability of Homestake iron-formation-hosted gold deposits within the structural corridor extending northwest of the mine.

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

The Company's initial planned drill program at Blind Gold is to target formation ledges projected from the Maitland area into the Blind Gold property, gold-silver replacement deposits in the preferred Deadwood formation host under the cover of the Paha Sapa limestone emanating from the historic Maitland Gold Mine located south of the Blind Gold project boundary and structurally controlled, Precambrian hosted Tertiary mineralization and breccia bodies projected north from Unionville discovery also located immediately to the south. Mineralized north-south Homestake Formation ledges, vertical structures and breccia bodies extend from the Maitland Mine area into the Blind Gold property and can be traced for more than one mile thru historic trenching and prospects. This drilling will initially be done from drill platforms located on private surface lands located on the Maitland Property and other strategic land holdings west of the Blind Gold property.

Cambrian Unconformity Project

The Cambrian Unconformity Project was initially called the Homestake Paleoplacer project in all earlier reporting. The project name was changed to Cambrian Unconformity project in order to better describe the potential mineral targets which include Eocambrian paleoplacer gold deposits, Tertiary epithermal gold mineralization along the Cambrian Unconformity associated with dikes, sills and crosscutting Tertiary-age veins and breccias and Tertiary replacement deposits in the Basal Deadwood Formation which overlie the Cambrian Unconformity.

The Cambrian Unconformity claims consist of a total of 14 unpatented mineral claims and approximately 253 patented surface and mineral acres for 363 mineral acres covering approximately 5,700 feet of the projected northward extension of the Homestake-area paleoplacer channel trend in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range3E covering portions of Sections 20 and 21.

Dakota Gold acquired its original 14 unpatented Cambrian Unconformity claims from Black Hills Gold Exploration LLC in December 2012. Dakota Gold owns a 100% interest in the 14 unpatented claims with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the property with all surface rights under the control of the US Forest Service. The annual claim maintenance fee totals $2,310.

In February 2014, Dakota Gold entered into an agreement to acquire surface and mineral title to 26.16 acres of the Squaw and Rubber Neck Lodes that comprise Mineral Survey 1706 in the Black Hills of South Dakota. The property is located immediately to the north and adjoining Dakota Gold's 14 original unpatented claims group and was explored by Homestake Mining Company in the 1980s.

In March 2014, Dakota Gold successfully closed a transaction with Deadbroke Mining Company, Inc. to purchase approximately 565.24 mineral acres in the Northern Black Hills of South Dakota. As part of the acquisition, Dakota Gold purchased an additional 64.39 mineral acres located immediately southwest and contiguous to Dakota Gold's original unpatented claims group, including the historical Gustin, Minerva and Deadbroke Gold Mines.

In April 2017, Dakota Gold added an additional 141 acres of mineral property to the Cambrian Unconformity claims through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc. of South Dakota. The property acquisition is located immediately north and contiguous to the original Cambrian Unconformity claims.

Access to the project is gained by traveling 0.75 miles west-northwest from Central City along the Maitland Road (Forest Service 195). Alternately, the area can be accessed by traveling approximately 1.75 miles west-northwest from the City of Deadwood on the Mount Roosevelt Road (Forest Service 133).

Tertiary-age rhyolite intrusive rocks dominate the outcrop on the Cambrian Unconformity project, along with limited outcrops of Cambrian Deadwood formation contained within the rhyolite intrusive. The rhyolite is in the form of a sill/laccolith, 50 to 500 feet thick, that overlies the basal quartz pebble conglomerate units of Deadwood formation and the extensions of gold bearing paleoplacer sourced from the Homestake Lode.

Dakota Gold's Cambrian Unconformity project include the past producing Gustin, Minerva and Deadbroke Mines, which were the last three mines that produced from the channel and are located furthest to the north at the point where the channel disappears under the cover of the younger Cambrian sedimentary and Tertiary igneous rocks. The Deadbroke Mine began operations in the earliest days of the 1870s Black Hills Gold Rush and continued to produce gold through the 1920s by underground room and pillar methods at depths ranging from 100 to 200 feet below surface.

In 1973, Homestake Mining Company entered into a mining lease on the Deadbroke property, based on interest generated by a report authored by Homestake Geologist, Ross R. Grunwald and titled "Ore Potential of The Deadbroke Mine and Other Northern Black Hills Conglomerate Ores." In 1974, Homestake dewatered the Deadbroke Mine and conducted a comprehensive mine mapping and sampling program. A total of 214 channel samples were collected by Homestake geologists from the perimeter of accessible stope and development headings, as well as from pillars left in stopes. The results of the 1974 Deadbroke Mine sampling program led to a subsequent 27-hole drill program in the 1980s designed to explore for the extension of the paleochannel north of the Deadbroke Mine.

Dakota Gold drilled 6 drill holes on this property in 2022 to test for Eocambrian placer gold deposits. Although no significant gold results were returned, the geology identified in the drilling led to a significant re-interpretation of the Precambrian basement rocks, as well as the paleochannel geometry below the Cambrian Unconformity. This new information will be incorporated and used for future targeting on the Cambrian Unconformity Property as well as the adjoining City Creek Project.

City Creek Project

The City Creek project consists of a group of 241 unpatented lode-mining claims, the Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba patented lode claims, M.S. 1644, the Davis Property, and the Hoff Property and a portion of the Trucano Option. The claims properties and mineral rights cover a total of approximately 6,079 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the property lies within the Black Hills Meridian, Township 5N, Range 3E covering portions of Sections 2, 3, 4, 5, 8, 9, 10, 11, 14 15, 16, 17, 21, 22, and 28, and Township 6N, Range 3E, covering portion of section 33.

Dakota Gold acquired the original block of 20 City Creek claims from Black Hills Gold Exploration LLC in December 2012. The patented lode claims Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba that comprise M.S. 1644 were acquired from Trucano Novelty Inc. in April 2017 with an addition 42 unpatented lode mining claims acquired by staking in November 2018. In July 2020, the Company recorded an additional 166 claims at the northern and eastern boundary of the City Creek block. In November 2021, the Davis property was acquired to fill a gap on the south end of the City Creek project. Then in March of 2022, an option to purchase agreement was executed for the Hoff property. This later acquisition filled a large land gap and allowed alternate access to the Maitland, Cambrian Unconformity and City Creek projects as well as offers access to other exploration targets that exists under the property. An additional 4 unpatented mining claims were staked in late 2022 to cover fractional areas of interest.

Dakota Gold owns a 100% interest in the property with no known encumbrance of any kind. The Davis property includes only surface rights while the larger Hoff property included both surface and mineral rights. The unpatented portion of the property is under the control of the USFS and the BLM. The annual claim maintenance fees total $39,765.

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

Numerous gold prospect pits and shallow underground workings in quartz-veined Homestake formation have been located at the City Creek project area and the stratigraphy has been mapped by both Homestake Mining Company and USGS geologists. The City Creek area was also diamond drilled by Homestake Mining Company in the 1970s and 1980s.

In 2023 the company has targeting and permitting activities planned in order to prepare for future drilling programs on the property.

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

Dakota Gold acquired the original block of 106 claims at Tinton in September 2019. Between October 2020 and July 2021, an additional 322 unpatented claims were staked to surround the original claim block with no known encumbrance of any kind. There are no known private surface rights owners within the bounds of the claims with all surface rights on the unpatented portion of the property under the control of the USFS. The annual claim maintenance fees total $70,620.

Access to the property is gained by traveling 8 miles south-southwest from the City of Spearfish along a series of paved and aggregate secondary roads. A network of these roads cut the claims. Alternative ingress can be gained on similar roads from the town of Lead (via Savoy), located approximately 9 miles east-southeast of the claims. Some of these roads are seasonal, as they are not plowed during the winter months.

Placer gold was first discovered in the Tinton area in 1876 and the local drainages were worked during the late 19th and early 20th centuries. No source-lode has yet been located for the modern gold placer deposits.

In the 1990s, Homestake Mining Company undertook an exploration program at Tinton that was based on the deposition models for the paleoplacer and modern placers associated with the Homestake Lode. Preliminary groundwork at that time indicated that the most likely source of the gold originated from an area east of the placer workings, over which a district-wide ground gravity survey was conducted in an effort to locate iron-formation host rocks under the younger limestone beds that dominate the surface in the Tinton area. Based on the results of the geophysical survey, two deep core holes were subsequently drilled with intercepted rocks interpreted to be comparable with the suite of rocks at the site of the Homestake Mine.

Dakota Gold intends to resume the exploration begun by Homestake by building off the substantial work already invested in narrowing the search area. Geologic field work and planning for future drill targeting is planned for 2023.

West Corridor Project

The West Corridor project consists of 110 unpatented lode-mining claims and surface and mineral title to an additional 826 acres of patented land bringing the total area covered to approximately 2325 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range2E covering portions of Sections 23, 24, 25, 26, 27, 28, 34 and 35, and Township 5N, Range3E covering portions of Sections 19 and 30.

Dakota Gold staked the unpatented claims of West Corridor between February 2020 and July 2021. There is no known encumbrance of any kind and there are no known private surface rights owners within the bounds of the claims with all surface rights on the unpatented portion of the property under the control of the USFS. Annual claim maintenance fees total $18,150.

213 acres of patented land were purchased in May of 2021 from Terrence Tyler and are subject to a 2% net smelter return royalty (the "NSR Royalty") held by Homestake Mining Company with a buyback right for 51% interest in the property subject to, among other provisions, the establishment of a 1,000,000-ounce reserve and/or inferred resource from one or more deposits located within a one-kilometer area of influence surrounding the property.

The West Corridor property is located just south of the mineral property Dakota Gold acquired from Deadbroke Mining Company in the Maitland Area in March of 2014, just north of the producing Wharf Mine (Coeur Mining, Inc.) and just to the south and east of the former Richmond Hill Mine (Barrick Gold Corporation ("Barrick"). Access to the property is gained by traveling 1 mile southwest of Lead South Dakota ("Lead SD") on Highway 85/14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing west approximately 1.2 miles before turning and traveling 1 mile north on the Richmond Hill Road.

The property is located on the western margin of the structural corridor that extends north of the Homestake Gold Mine to the south of Richmond Hill. The interest in the property is for both Homestake iron-formation hosted gold mineralization under the cover of younger sedimentary and igneous rocks that also host Tertiary-aged replacement gold and silver mineralization in the area. Geological field work in planned on the West Corridor property for next year.

Ragged Top Project

The Ragged Top claims and property consists of 50 unpatented lode-mining claims plus a combination of surface and mineral title to an additional 25 patented mining claims covering approximately 307 acres that were secured on March 9, 2021, through an option agreement with Donald Valentine of Steamboat Springs Colorado. On August 21, 2021, Dakota Gold purchased surface and mineral title to approximately 230 acres of patented land from Atlas Development Company. In total, the claims and property cover approximately 1,380 acres in the western portion of Lawrence County, South Dakota, USA that lie within the Black Hills Meridian, Township 5N, Range2E covering portions of Sections 19, 20, 22, 28, 29, 30, 32, and 33, and Township 4 N, Range2E covering a portion of Section 5.

Dakota Gold staked the unpatented claims between September 2020 and March 2021.

Dakota Gold maintains 100% ownership of the property. There are no known encumbrances of any kind and there are no other known private surface rights owners within the bounds of the unpatented claims with all surface rights on that portion of the property under the control of the USFS. The annual claim maintenance fees total $8,250.

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

Dakota Gold's Ragged Top claims and property are located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick). The Atlas Development portion of the property was the site of historic small scale gold operations and was explored with shallow drilling by Homestake Mining Company in the 1970s and 1980s. Historic resources on the property were included in State Mine Permit 416, which is still active. Dakota Gold believes that the Ragged Top Property is an excellent prospect for additional tertiary-aged limestone hosted gold mineralization and for tertiary-aged gold and silver replacement mineralization in the preferred Deadwood formation host that lies under the cover of the limestone that dominates the surface exposure.

The Ragged Top property is planned to be reconnaissance field-mapped and sampled in 2023 to identify potential drill targets.

Poorman Anticline Project

The Poorman Anticline claims consists of 112 unpatented lode-mining claims, and approximately 71 acres of mixed surface and mineral rights parcels covering a total of approximately 1,507 mineral acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 4 N, Range3E covering portions of Sections 5, 6, 7, 8, 9, 16, and 17, and Township 5 N, Range2E covering a portion of Section 36, and Township 5 N, Range3E covering portions of Sections 30 and 31.

Dakota Gold staked the Poorman Anticline Property between February 2019 and August 2021 and maintains 100% ownership of the property. There is no known encumbrance of any kind and there are no known private surface rights owners within the bounds of the claims with all surface rights under the control of Dakota Gold. Annual claim maintenance fees total $18,480.

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

The Poorman Anticline is the southwestern-most extension of the Homestake iron-formation host in the district. Gold mineralization was discovered underground on the 2,600 and 4,100 foot levels in the far western extents of the Homestake Mine in the 1950s and 60s with little known historic follow-up exploration in the Poorman Anticline closer to surface. Dakota Gold's targeting in the Poorman Anticline is based on the presence of the Homestake iron-formation host and projected intersections with important shear fabric that is known to have conducted fluids necessary to the deposition of gold mineralization in the northern extents of the structural corridor. In addition, data from the Homestake historic database indicate there were iron formation hosted gold occurrences identified on the property by field work done in the 1960s-70s.

The Poorman Anticline property is planned to be reconnaissance field-mapped and sampled in 2023 to identify potential drill targets.

South Lead / Whistler Gulch Project

The South Lead / Whistler Gulch project was staked between June and September 2021 and is comprised of 783 unpatented claims and 255 acres of mineral rights covering a total of approximately 13,442 mineral acres located in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 4N, Range 2E, covering portions of Sections 2, 9, 10, 11,14,15, 22, 23, 24, 25, 26, 35 and 36, and Township 4N, Range 3E, covering portions of Sections 1, 2, 11,12,13,14,15, 19, 20, 21, 22, 24, 25, 27, 28, 29, 30, 31, 32, 33, 34, 35 and 36, and Township 4N, Range 4E, covering portions of Sections 18 and 19 and Township 5N, Range 3E, covering portions of Sections 23, 24, 25, 26, 27, 34, 35 and 36.

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

Dakota Gold maintains 100% ownership of the project. There are no known private surface rights owners within the bounds of the claims with all surface rights on the property under the control of the USFS or BLM. The annual claim maintenance fees total $129,195.

The South Lead / Whistler Gulch project has been subject to extensive historic prospect and mining activity, primarily related to Tertiary-aged gold mineralization in the Deadwood formation, Tertiary-aged intrusive and Precambrian basement rocks. Dakota Gold believes the South Lead / Whistler Gulch project area also holds potential for Homestake style iron-formation hosted mineralization down plunge from the Homestake mine under cover of the younger rocks that dominate the surface.

The South Lead / Whistler project area is extensive. Significant historic mining activity is evident by the presence of numerous prospect pits and adits scattered throughout the area, as displayed on published geological quadrangle maps. However, neither Homestake Mining Company records nor the US Government mineral records (MRDS) have recorded the mining and commodity information for the area associated with the old mine workings. Dakota Gold plans to conduct reconnaissance geologic assessment of the area in the coming field seasons, using its proprietary regional airborne geophysical survey as a guide.

Barrick Option Project (the "Barrick Option")

Dakota Gold entered into a three-year option agreement on September 7, 2021, to acquire 4,261 acres of surface rights with attendant facilities and data held by Homestake Mining Company, a wholly owned subsidiary of Barrick. In consideration for the Option, Dakota Gold made a cash payment of $1.3 million and issued 1 million shares of common stock of the Company ("Shares") to Barrick and will make annual Option payments of $300,000 during the Option period. Dakota Gold may exercise the Option on or before September 7, 2024, by assuming all liabilities and bonds currently held by Homestake within the District. In addition, on exercise of the Option, Dakota Gold will issue Barrick 3 million additional shares and grant a 2.5% NSR to Barrick with respect to any gold that may be recovered from the Grizzly Gulch property (the "Grizzly Gulch").

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

The Barrick Option area was previously a part of, or utilized in support of, Homestake Mining Company's historic gold mining operations at Lead. Subdivisions of the property include Sawpit Gulch, Open Cut and Grizzly Gulch areas. As the property was previously disturbed by mining, Dakota Gold believes that potential exists for the Company to repurpose the property and remaining infrastructure for future operations if exploration is successful at Dakota Gold project areas that lie in close proximity. The Grizzly Gulch area of the property also holds potential to re-process tailings from milling operations at the Homestake Gold Mine.

The Company has capitalized amounts to the following exploration areas within the Black Hills Property to date:

	Balance at March 31, 2021	Acquisitions	Balance at March 31, 2022	Acquisitions	Balance at December 31, 2022
Black Hills Property (general)	$52,893,198	$-	$52,893,198	$-	$52,893,198
Richmond Hill	-	2,745,081	2,745,081	481,906	3,226,987
Maitland	4,820,000	1,422,221	6,242,221	37,883	6,280,104
Blind Gold	218,596	-	218,596	-	218,596
Cambrian Unconformity	-	3,212,295	3,212,295	-	3,212,295
City Creek	-	423,592	423,592	-	423,592
West Corridor	-	-	-	89,595	89,595
Ragged Top	-	1,535,000	1,535,000	-	1,535,000
Poorman Anticline	-	1,000,200	1,000,200	89,945	1,090,145
South Lead /Whistler Gulch	-	2,542,775	2,542,775	-	2,542,775
Barrick Option	-	6,150,000	6,150,000	1,075,000	7,225,000
	$57,931,794	$19,031,164	$76,962,958	$1,774,329	$78,737,287

Internal Controls - Exploration and Sampling

Dakota Gold's Black Hill Property is at an early stage of exploration, with no reserves, resources, or drill penetrations that could be construed as being a potentially economic discovery. However, Dakota Gold has implemented sampling and analytical QA/QC protocols consistent with industry standards. These protocols include, but are not limited to, the following procedures:

1. All sampling is conducted under the supervision of Dakota Gold's VP Exploration.

2. The chain of custody from the project to the sample preparation facility is continuously monitored and controlled by the company and its shipping contractors.

3. Samples are collected and stored at the logging or storage facility which are secured and monitored sites.

4. Samples are labeled with unique, non-descriptive sample numbers, bagged, and secured with locking bag ties before shipping.

5. Samples are shipped by commercial bonded shippers at regular intervals and the sample batches are shipped to either 1) ALS Geochemistry sample preparation facility in Twin Falls, Idaho, USA or 2) ALS Geochemistry sample preparation facility in Winnipeg, Manitoba, Canada.

6. Gold analyses are performed at the ALS Geochemistry laboratory in Reno, Nevada or Vancouver, British Columbia, and multi-element geochemical analysis are completed at the ALS Minerals laboratory in Vancouver, British Columbia. All ALS Minerals facilities, are ISO/IEC 17025:2017 accredited labs.

7. Control procedures include regular insertion of certified reference materials and blanks into the sample stream at a minimum of 4% each. Sample, crush, and pulp duplicates are inserted into the sample stream at a minimum of 2% each.

8. Pulps are digested and analyzed for gold using fire assay fusion and an atomic absorption spectroscopy (AAS) finish on a 30-gram split.

9. Over limit gold assays are determined using a fire assay fusion with a gravimetric finish on a 30-gram split.

10. All other elements are determined by four-acid digestion and ICP analysis.

11. Validation of the analytical results are conducted upon receipt of final assay reports by statistical analysis of the standards duplicates and blanks and must pass certain parameters of accuracy in order to be considered verified.

12. Until validated and reported publicly, assay results are kept confidential and securely maintained by the VP Exploration and a minimum number of company staff charged with validation and compilation of the assay data.

Item 3. Legal Proceedings.

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine months ended December 31, 2022, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on the NYSE American under the symbol "DC".

Holders of Common Stock

As of December 31, 2022, there were 633 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Unregistered Sales of Equity Securities

During the nine months ended December 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Dividends

The Company has not paid any dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

Repurchase of Securities

During the nine months ended December 31, 2022, we did not affect any repurchase of securities.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A discussion of the changes in our financial condition and results of operations for the fiscal year ended March 31, 2022 has been omitted from this report, but may be found in Item 7, MD&A, of our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 25, 2022, respectively, which are available free of charge on the SEC's website at www.sec.gov and our website at www.dakotagoldcorp.com.

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

The Company has not established that any of its projects or properties contain mineral resources or mineral reserves under S-K 1300 nor do they guarantee their exploration work will ever establish an economic gold deposit. The Company believes the Homestake District is in a safe, low-cost jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Drill Programs and Results

Permitting and site preparations were initiated for the first drilling program on the iron-formation target and other Tertiary-age replacement targets in the Maitland area and drilling commenced in early 2022. There are now four drill rigs operating, with two drills at Maitland and two at Richmond Hill. Dakota Gold has completed permit applications and environmental field work for exploration on three target areas and currently has seven active permits in place. An eighth permit application is also in progress with SDDANR. Permitting activities and environmental field work for the Blind Gold and Tinton project areas have also been initiated. Targets in some of the other brownfield areas may also be identified and advanced for drilling as exploration activities continue throughout the year.

Dakota Gold completed 77,994 feet (23,773 meters) of core drilling on three projects in 2022; The areas drilled were the Maitland Project, the Richmond Hill Project, and the Cambrian Unconformity Project.

On February 8, 2023, the Company announced the discovery of the Unionville Zone, a Tertiary replacement style gold system hosted in Precambrian rocks located below known Cambrian hosted replacement mineralization located in the Maitland Mine area.

Planned Activities

The Company's planned activities in fiscal 2023 will be focused on advancing exploration drilling on its Maitland and Richmond Hill projects. In addition, work is planned to continue exploration on all its projects with permitting studies and targeting activities on its Blind Gold and Tinton projects to bring them to a drilling stage.

The Company's technical group and consultants are continuously modeling and evaluating data acquired through its regional high-definition airborne magnetic survey, supplemented by other geophysical surveys completed in 2021 and 2022, to enhance possible drill targets, as well as to screen targets on other brownfields areas of interest within the district. Field sampling and mapping programs have been initiated at the Richmond Hill, City Creek, and the Barrick Option property. The Company continues to locate, evaluate, and add to the historic information in its regional and project level data sets much of which is from the 145-year-old Homestake Mining Company files acquired in the Barrick Option agreement but also from other private and public sources.

With four drill rigs operating at the project, the Company anticipates expenditures of approximately $30 million during the calendar year ending December 31, 2023. In order to fund expenditures at the $30 million dollar level, the Company will be required to raise further capital. Should we be unable to raise capital, the Company can scale down the exploration program in order to maintain greater than 12 months of funding as of December 31, 2023.

The Company's projects are all at the exploration stage and do not generate revenues. The Company has not established that any of its properties or projects contain mineral resources or mineral reserves as defined under S-K 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, including exploration and development risks, competition from well-funded competitors, and the Company's ability to manage growth and assessments of ongoing exploration activities and results. The Company cannot offer assurance that its expenses will either meet or exceed its projections.

Liquidity and Capital Resources

The Company is in the exploration-stage and does not generate revenues. As such, the Company finances its operations and the acquisition and exploration of its mineral properties through the issuance of common stock, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.

As of December 31, 2022, the Company had working capital of approximately $22.1 million and a retained deficit of approximately $6.2 million. The Company had a net loss for the nine months ended December 31, 2022, of approximately $19.3 million.

During nine months ended December 31, 2022, the Company issued a total of 1,000,000 shares of common stock under the ATM program for net proceeds of $2,661,260, another 37,500 shares of common stock for the exercise of stock options for proceeds of $12,000 and 3,607 shares of common stock for the exercise of share purchase warrants for proceeds of $7,503, for a total of $2,780,763.

Subsequent to December 31, 2022, the Company utilized its ATM to raise gross proceeds of approximately $5 million.

During the twelve months ending December 31, 2023, the Company anticipates cash expenditures of approximately $30 million.

Based on the Company's cash balance at December 31, 2022 of $23.9 million and the anticipated ability to utilize the ATM program during the year, the Company believes that it will have sufficient funds to fund its activities for the twelve months ended December 31, 2023. The actual timing of expected expenditures is dependent upon a number of factors, including the availability of contractors.

Should it be unable to raise capital the Company can scale down the exploration program in order to maintain greater than 12 months of funding as of December 31, 2023.

Results of Operations

Comparison of Nine Month Periods ended December 31, 2022 and 2021

Revenue

We had no operating revenues during the nine months ended December 31, 2022 and 2021. We are not currently profitable. We had a net loss of approximately $19.3 million for the nine months ended December 31, 2022, compared to a net loss of approximately $23.5 million for the nine months ended December 31, 2021.

Exploration Expenses

During the nine months ended December 31, 2022 and 2021, our exploration expenses totaled approximately $13.7 million and $6.1 million, respectively. The increase year over year primarily related to the continuation of exploration drilling and related activities which commenced in January 2022. In addition, the Company funded the airborne geophysical survey, made annual claim maintenance fees on an increased number of mineral properties and increased the review and compilation of historical geological data. Included in these costs were non-cash exploration-related stock-based compensation expenses of approximately $713,000 and $2.8 million for the nine months ended December 31, 2022 and 2021, respectively.

General and Administrative

Our general and administrative expenses for the nine months ended December 31, 2022 and 2021, were approximately $7.9 million and $17.5 million, respectively. These expenditures were primarily for legal, accounting and professional fees, investor relations, as well as other general and administrative expenses necessary for our operations. The decrease was primarily due to stock-based compensation allocated to administration expenses of $2.8 million for the nine months ended December 31, 2022 (compared to approximately $14.2 million for the nine months ended December 31, 2021, largely relating to a one-time grant associated with the acquisition of Dakota Territory), professional fees of approximately $428,000 for the nine months ended December 31, 2022 (compared to approximately $1.6 million for the nine months ended December 31, 2021, largely relating to the acquisition of Dakota Territory) and consulting expenses of approximately $198,000 for the nine months ended December 31, 2022 (compared to approximately $507,000 for the nine months ended December 31, 2021, largely relating to the acquisition of Dakota Territory). The organization has grown to over thirty employees, which resulted in increased support costs included in general and administrative costs of $4.0 million (nine months ended December 31, 2021 - $1.1 million). The organization grew to support advancing its exploration activities, which include drilling activities in the current fiscal year.

We had losses from operations for the nine months ended December 31, 2022 and 2021, totaling approximately $21.7 million and $23.6 million respectively, losses before income tax of approximately $21.6 million and $23.9 million respectively, and deferred tax benefits of approximately $2.4 million and $382,000 respectively, leading to net losses $19.3 million and $23.5 million. We incurred interest expense from notes payable for the nine months ended December 31, 2022 and 2021 of approximately $0 and $71,000, respectively. We earned interest expense from bank accounts for the nine months ended December 31, 2022 and 2021 of approximately $160,000 and $16,000, respectively, which was higher as a result of a higher cash balance.

The effective tax rate for the nine months ended December 31, 2022 is less than the statutory rate, due to a lower tax benefit for stock-based compensation related to Restricted Share Units that were issued during the period, when compared to what was recognized during the vesting period for those units, and a change in our valuation allowance related to our net operating losses.

Cash flows used in operating activities

During the nine months ended December 31, 2022 and 2021, the Company’s cash flows used in operating activities were approximately $18.4 million and $6.9 million, respectively. Cash used in operations for nine months ended December 31, 2022 increased year over year, primarily as a result of increasing number of drills from one in January 2022 to four by the end of December 2022. In addition, the Company increased the amount of land staking and associated annual claim maintenance costs, completed an airborne geophysical survey and engaged additional personnel to review and commenced the compilation of historical geological data obtained through the Barrick option agreements.

Cash flows used in investing activities

During the nine months ended December 31, 2022 and 2021, cash flow used in investing activities were approximately $1.3 million and $6.8 million, respectively. In the nine months ended December 31, 2022, the cash used for investing activities consisted of approximately $1.1 million for the acquisition of mineral properties and $197,000 for the purchases of property and equipment. In the nine months ended December 31, 2021, the cash used for investing activities consisted of approximately $6.2 million for the acquisition of mineral properties and approximately $574,000 for the purchases of property and equipment. The decrease in property acquisition costs was due to having completed strategic acquisitions by the end of December 2021 and an expected decrease in 2022. The higher acquisition of property and equipment in 2021 related to start-up costs required to initiate the drilling program in January of 2022.

Cash flows from financing activities

During the nine months ended December 31, 2022 and 2021, cash flows from financing activities were approximately $2.2 million and $49.0 million respectively. In the nine months ended December 31, 2022, the Company issued 1,000,000 shares of common stock pursuant to the ATM program for gross proceeds of $3.1 million, 37,500 shares of common stock for the exercise of stock options for proceeds of $12,000 and 3,607 shares of common stock for the exercise of warrants for proceeds of approximately $7,500. Issuance costs related to the ATM program total approximately $339,000 to December 31, 2022. The Company paid withholding taxes related to vested RSUs totaling $558,000 on behalf of the employee. In the nine months ended December 31, 2021, the Company issued 700,000 shares for net proceeds of approximately $319,000, and DTRC issued shares for net proceeds of approximately $49.5 million and repaid related party notes for approximately $802,000.

Off-Balance Sheet Arrangements

As of December 31, 2022 and March 31, 2022, during the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined by the SEC.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company's consolidated financial statements; valuation of options granted to directors and officers using the Black-Scholes model. The Company's accounting policies are described in greater detail in Note 2 to the Company's audited annual consolidated financial statements for the nine months ended December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dakota Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dakota Gold Corp. and subsidiaries (the "Company") as of December 31, 2022 and March 31, 2022, the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the nine month transition period ended December 31, 2022 and for the year ended March 31, 2022, and the related notes to the consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and March 31, 2022, and the results of its operations and its cash flows for the nine month transition period ended December 31, 2022 and for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

March 22, 2023

DAKOTA GOLD CORP. CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022

ASSETS

Current assets
Cash and cash equivalents	$23,911,722	$41,401,116
Receivable	107,356	94,807
Prepaid expenses and other current assets	618,913	376,689
Total current assets	24,637,991	41,872,612

Non-current assets
Mineral rights and properties	78,737,287	76,962,958
Property and equipment, net	1,266,790	1,229,012
Other assets	380,651	20,000
Total assets	$105,022,719	$120,084,582

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,514,863	$2,537,154
Total current liabilities	2,514,863	2,537,154

Non-current liabilities
Deferred tax liability	1,332,118	3,713,023
Total liabilities	3,846,981	6,250,177

Commitments and contingent liabilities (Note 11)	-	-

Stockholders' equity
Capital stock, par value $0.001; 144,302,330 common shares authorized, 73,341,001 and 70,850,395 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	73,341	70,850
Additional paid-in capital	107,317,974	100,697,655
Retained earnings (deficit)	(6,215,577)	13,065,900
Total stockholders' equity	101,175,738	113,834,405
Total liabilities and stockholders' equity	$105,022,719	$120,084,582

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended December 31,		Year ended March 31,
	2022	2021	2022
		(unaudited)
Operating expenses
Exploration expenses	$13,749,359	$6,117,247	$7,334,459
General and administrative expenses	7,929,819	17,521,662	23,942,616
Loss from operations	(21,679,178)	(23,638,909)	(31,277,075)

Other income (expenses)
Foreign exchange gain (loss)	(87,070)	(49,543)	11,243
Loss on settlement of debt	-	(124,521)	(124,521)
Interest income	159,615	16,094	24,582
Interest expense	-	(70,854)	-
Total other income (expenses)	72,545	(228,824)	(88,696)

Loss before income taxes	(21,606,633)	(23,867,733)	(31,365,771)
Income tax expense - current	(55,749)	-	-
Deferred income tax benefit	2,380,905	381,692	5,685,435
Net loss	(19,281,477)	(23,486,041)	(25,680,336)
Less: Net loss attributable to non-controlling interest	-	(9,612,875)	(13,066,775)
Net loss attributable to Dakota Gold Corp.	$(19,281,477)	$(13,873,166)	$(12,613,561)

Basic and diluted loss per share	$(0.27)	$(0.28)	$(0.35)

Weighted average number of basic and diluted shares of common stock outstanding	72,090,163	49,287,966	35,580,142

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,		Year ended March 31,
	2022	2021	2022
		(unaudited)
Operating activities
Net loss	$(19,281,477)	$(23,486,041)	$(25,680,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	159,421	103,411	134,004
Loss on settlement of debt	-	124,521	124,521
Stock-based compensation expense	3,464,400	16,353,160	19,592,502
Deferred income tax benefit	(2,380,905)	(381,692)	(5,685,435)
Changes in current assets and liabilities:		-
Receivable	(12,549)	(9,567)	(94,807)
Prepaid expenses and other current assets	(242,224)	26,306	8,208
Accounts payable and accrued liabilities	(122,290)	339,881	1,691,280
Accounts payable - related party	-	(3,000)	(3,000)
Net cash used in operating activities	(18,415,624)	(6,933,021)	(9,913,063)

Investing activities
Purchases of property and equipment	(197,199)	(573,775)	(492,272)
Purchases of mineral properties	(1,099,329)	(6,179,873)	(8,650,700)
Other assets	-	-	(20,000)
Net cash used in investing activities	(1,296,528)	(6,753,648)	(9,162,972)

Financing activities
Proceeds from sale of common stock on at-the market ("ATM") program	3,100,000	-	-
Payment of ATM issuance costs	(338,740)	-	-
Proceeds from exercise of stock options	12,000	-	-
Proceeds from exercise of warrants	7,503	-	-
Withholding of employee tax payments on restricted stock units	(558,005)	-	-
Proceeds from sale of DTRC common stock	-	49,515,626	49,515,626
Issuance of share capital, net of issuance costs	-	318,572	318,572
Payments on notes payable - related parties	-	(801,715)	(801,715)
Net cash provided by financing activities	2,222,758	49,032,483	49,032,483
Net change in cash and cash equivalents	(17,489,394)	35,345,814	29,956,448
Cash and cash equivalents, beginning of period	41,401,116	11,444,668	11,444,668
Cash and cash equivalents, end of period	$23,911,722	$46,790,482	$41,401,116

NON-CASH INVESTING AND FINANCING ACTIVITIES:	-
Common stock issued for purchase of mineral properties	$675,000	$-	$10,380,464
Deferred ATM offering costs offset against additional paid-in capital	$78,088	$-	$-
Accrual of ATM issuance costs	$100,000	$-	$-
Conversion of note receivable as consideration for mineral properties	$-	$8,780,464	$-
Common stock issued for settlement of notes payable	$-	$-	$703,647
Common stock issued for acquisition of non-controlling interest	$-	$-	$48,799,274

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Capital Stock
	Number		Additional Paid-in	Retained Earnings	Non- Controlling	Total Stockholders'
	of Shares	Amount	Capital	(Deficit)	Interest	Equity
Balance, March 31, 2021	35,136,617	35,136	12,105,720	25,679,461	21,183,613	59,003,930
Common stock issued for cash, net of issuance costs	505,050	505	318,067	-	-	318,572
DTRC common stock issued	-	-	-	-	49,515,626	49,515,626
DTRC common stock issued for purchase of mineral properties	-	-	-	-	10,380,464	10,380,464
DTRC common stock issued upon conversion of debt	-	-	-	-	703,647	703,647
Stock-based compensation expense	-	-	-	-	19,592,502	19,592,502
Change in non-controlling interest	-	-	34,185,108	-	(34,185,108)	-
Issuance of stock for acquisition of non-controlling interest	35,208,728	35,209	48,764,065	-	(48,799,274)	-
Elimination of non-controlling interest on acquisition	-	-	5,324,695	-	(5,324,695)	-
Net loss for the year	-	-	-	(12,613,561)	(13,066,775)	(25,680,336)
Balance, March 31, 2022	70,850,395	70,850	100,697,655	13,065,900	-	113,834,405
Common stock issued for ATM program, net of amortized issuance costs	1,000,000	1,000	3,020,912	-	-	3,021,912
Common stock issued for restricted stock units ("RSUs")	962,750	963	(963)	-	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	-	12,000
Common stock issued for exercise of warrants	3,607	4	7,499	-	-	7,503
DTRC common stock issued for purchase of mineral property	486,749	487	674,513	-	-	675,000
Stock-based compensation expense	-	-	3,464,400	-	-	3,464,400
Withholding of employee tax payment on RSUs	-	-	(558,005)	-	-	(558,005)
Net loss for the nine months	-	-	-	(19,281,477)	-	(19,281,477)
Balance, December 31, 2022	73,341,001	$73,341	$107,317,974	$(6,215,577)	$-	$101,175,738

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 1 - Organization and Nature of Business

Dakota Gold Corp., (the "Company" or "Dakota Gold") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada, U.S.

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

These consolidated financial statements have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of December 31, 2022, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes its cash balance of approximately $23.9 million as at December 31, 2022, its working capital of approximately $22.1 million, the anticipated ability to utilize the ATM program during the year, and the ability to scale down the exploration program in order to maintain greater than 12 months of funding as of December 31, 2023 alleviate the doubt as to the Company's ability to continue as a going concern.

Subsequent to December 31, 2022, the Company utilized its ATM to raise gross proceeds of approximately $5 million.

Reverse Stock Split

On March 8, 2022, the Company completed a reverse split of its common stock on a 1 for 0.721512 share basis, par value $0.001 per share (the "Reverse Stock Split"). As a result of the Reverse Stock Split, each share of common stock issued and outstanding was automatically decreased to approximately 0.721512 of a share of issued and outstanding common stock, without any change in the par value per share. All information related to the Company's common stock, warrants and earnings or loss per share were retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. To effect the Reverse Stock Split, on March 8, 2022, the Company filed a certificate of change with the Nevada Secretary of State to decrease the number of authorized shares from 200,000,000 to 144,302,330 shares of common stock, par value of $0.001 per share.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

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

Change in Fiscal Year

In August 2022, the Board of Directors of the Company, pursuant to the bylaws and based upon the recommendation of its Audit Committee, approved a change in the Company’s fiscal year end from March 31 to December 31. The Company’s fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2023. The required transition period of April 1, 2022 to December 31, 2022 is included in the consolidated financial statements. For comparative purposes, the unaudited consolidated statements of operations and consolidated statements of cash flows for the nine months ended December 31, 2021 are also presented.

Basis of Consolidation

As at March 31 and December 31, 2022, these consolidated financial statements include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in USA), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in USA) and Dakota Gold (Canada) Services Corp. (incorporated in Canada).

All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Non-controlling Interest

Non-controlling interest ("NCI") represents the portion of a subsidiary's earnings and losses and net assets that are not owned by the Company. If losses in a subsidiary applicable to a non-controlling interest exceed the non-controlling interest in the subsidiary's equity, the excess is allocated to the non-controlling interest except to the extent that the majority interest holder has a binding obligation and is able to cover the losses.

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

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 2 - Summary of Accounting Policies (continued)

Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates include, valuation of stock-based compensation and impairment of long-lived assets. Actual results could differ from the amounts recorded in these consolidated financial statements.

Functional Currency

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

Mineral Rights and Properties

The Company has been in the exploration stage since inception and has not yet realized any revenues. All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. There has been no mine development to date. If the Company determines it will no longer continue with exploration in an area where costs have been capitalized, the directly associated costs will be reviewed for impairment. Costs of abandoned projects are expensed, including related property and equipment costs.

Impairment or Disposal of Long-Lived Assets

The Company assesses the possibility of impairment in the carrying value of its long-lived assets (property and equipment and mineral rights and properties) whenever events or circumstances indicate that the carrying amounts of the asset or assets group may not be recoverable. The Company calculates the estimated recoverable amount of the asset or assets based upon expected future undiscounted cash flows. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is usually determined using discounted future cash flows or estimated sale value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 2 - Summary of Accounting Policies (continued)

Fair Value Measurements

The Company accounts for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

● Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

● Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

● Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms.

The Company follows the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. As it relates to the Company, this applies to certain nonfinancial assets and liabilities acquired in business combinations.

Environmental Costs

Environmental expenditures that relate to current operations are expensed as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue, generally are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of the completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

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

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

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

The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The effect of the Company's outstanding options and warrants were excluded for both the nine months ended December 31, 2022 and the year ended March 31, 2022, because they were anti-dilutive (Note 10).

Stock-Based Compensation

The Company estimates the fair value of stock-based compensation using the Black-Scholes valuation model, in accordance with the provisions of ASC 718, Compensation - Stock Compensation. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of our stock, the risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events, or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The Company recognizes forfeitures when incurred.

Deferred Offering Costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3 (the “ATM program”), filed with the SEC on July 15, 2022, have been capitalized and will be reclassified to additional paid-in capital on a pro rata basis when the Company completes offerings under the shelf registration. Any remaining unamortized costs will be expensed immediately should the Company terminate the ATM program prior to raising the full $50 million.

During the nine months ended December 31, 2022 and year ended March 31, 2022, ATM program-related legal and consulting fees totaling $438,740 and $0, respectively, had been incurred. As of December 31, 2022 and March 31, 2022, there was $360,651 and $0, respectively, of such costs deferred and included in prepaid expenses and other current assets on the consolidated balance sheets. During the nine months ended December 31, 2022 and the year ended March 31, 2022, offering costs totaling $78,088 and $0, respectively, were offset against proceeds from the ATM program in additional paid-in capital.

Recent Accounting Pronouncements

Pronouncements between December 31, 2022 and the date of this filing are not expected to have a significant impact on the Company's operations, financial position, or cash flow, nor does the Company expect the adoption of recently issued, but not yet effective, accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

NOTE 3 - DTRC Acquisition

In May 2020, the Company entered into an agreement with DTRC (the "Agreement") which granted the Company the right to purchase approximately 64% of DTRC. The Company closed the acquisition in two tranches, one in October 2020 and then in March 2021.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 3 - DTRC Acquisition (continued)

The Company determined that the acquisition of control of DTRC took place on October 15, 2020. For accounting purposes, the acquisition of DTRC has been treated as an acquisition of mineral properties and because of the acquisition $53,035,706 was allocated to mineral properties and the Company recorded a deferred tax liability of $9,811,882.

DTRC Merger and Acquisition of Non-Controlling Interest

Pursuant to the DTRC Merger agreement, (Note 4) the Company completed the acquisition of the remaining shares of DTRC (Notes 1 and 4) and DTRC became a wholly-owned subsidiary of the Company.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 4 - Non-Controlling Interest

Non-controlling interest represents the portion of net assets that are not owned by the Company. The following table presents the continuity of the non-controlling interest reported in stockholders’ equity as of March 31, 2021 and 2022:

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

On March 31, 2022, pursuant to the DTRC Transaction, the Company acquired the remaining outstanding shares of DTRC (the "acquisition of NCI"), whereby the Company issued 35,209,316 shares to DTRC’s stockholders for the acquisition of 35,209,316 DTRC shares not previously owned by the Company resulting in the Company owning 100% of DTRC upon the closing of the transaction.

The Company determined that each share issued pursuant to the DTRC Transaction had a fair value of $1.39, resulting in a $48,799,273 fair value of consideration, of which $35,209 was attributable to share capital and $48,764,065 attributable to additional paid-in capital. The purchase consideration was offset against the $54,123,969 NCI balance with $5,324,695 recorded to additional paid-in capital, being the difference between the fair value of the consideration paid and the carrying amount of the NCI on closing.

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

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

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

On October 14, 2021, the Company entered into an option agreement to acquire Barrick’s interest in the Richmond Hill Property in the Homestake District, South Dakota from LAC Minerals (USA) LLC and HMCC. Under the terms of the agreement, the Company has an option to acquire 2,126 acres of surface and mineral rights with attendant facilities. The Company issued 400,000 DTRC shares of common stock valued at $1,816,000 to Barrick and will make annual option payments of $100,000 during the option period. The option period was originally through September 7, 2024, but in September 2022, the Company amended the option agreement to extend the period during which the Company may exercise the option. As amended, the Company may exercise the option on or before March 7, 2026, by assuming all the liabilities and bonds associated with the Richmond Hill Property. The Company issued 180,000 shares of common stock, valued at $675,000, in consideration for the amendment to the option term. In addition, on exercise of the option, the Company will issue Barrick an additional 400,000 shares of common stock and grant a 1% NSR to Barrick with respect to any gold that may be recovered from the Richmond Hill Property.

In total, the Company currently holds eleven brownfield project areas in the district comprised of 1,931 unpatented mining claims (33,475 unpatented acres), the Homestake Option Area (4,261 patented acres), the Richmond Hill Option Area (2,615 patented acres) and additional lands and mineral rights throughout the district (6,364 patented acres) for a combination of surface and mineral lease rights covering a total of 46,226 acres. The Company has not established that any of its projects or properties contain proven or probable gold reserves under S-K 1300.

As of December 31, 2022, and March 31, 2022, the carrying cost of Company's mineral properties totaled $78,737,287 and $76,962,958, respectively. As of December 31, 2022, the Company is in the exploration stage and has not commenced amortization of its properties. The Company will capitalize certain costs to its projects when the costs can be specifically attributable to a project, or when it is reasonable to allocate those costs. General regional exploration expenses are not allocated to specific properties.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 6 - Property and Equipment

As of December 31, 2022, and March 31, 2022, the Company's property and equipment consists of the following:

	Estimated Useful Life (Years)	December 31, 2022	March 31, 2022

Land		$70,000	$70,000
Building	39	768,338	699,975
Furniture and equipment	3 to 5	754,969	626,133
		1,593,307	1,396,108
Less accumulated depreciation		(326,517)	(167,096)
Property and equipment, net		$1,266,790	$1,229,012

Depreciation expense for the nine months ended December 31, 2022 and year ended March 31, 2022, was $159,421 and $134,004 respectively.

NOTE 7 - Accounts Payable and Accrued Liabilities

As of December 31, 2022, and March 31, 2022, the Company's accounts payable and accrued liabilities consists of the following:

	December 31, 2022	March 31, 2022

Trade payables	$1,752,312	$2,051,569
Accrued liabilities	634,953	467,965
Other	127,598	17,620
	$2,514,863	$2,537,154

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 8 - Related Party Transactions

The Company has engaged in related party transactions that involve its officers and directors and/or companies controlled by the officers and directors. Following is an analysis of related party transactions:

Mr. Gerald Aberle was DTRC's former President and Chief Executive Officer and is currently Chief Operating Officer of the Company. He is also a director and significant stockholder of the Company and the owner of Jerikodie Inc. ("Jerikodie"). Under a February 2012 agreement, Jerikodie earned a fixed consulting fee of $9,000 per month, plus approved expenses. The accrued consulting fee was not paid from the inception of the agreement through October 2020. In October 2020, DTRC paid Jerikodie $200,000 of the $729,500 owed to it for accrued consulting fees and issued a note payable to Jerikodie for the remaining balance of $529,500 bearing interest at 0.25% per year. On June 1, 2021, DTRC and Jerikodie settled the outstanding debt of $529,544 through the payment of $376,550 and the issuance of 45,563 shares of common stock. The fair value of the consideration paid to settle the note exceeded the carrying amount of the note, resulting in a loss on settlement of $92,045. During the nine months ended December 31, 2022 and year ended March 31, 2022, DTRC paid Jerikodie approximately $0 and $66,000, respectively, for consulting fees, in addition to $25,000 in the year ended March 31, 2022, for the extinguishment of a net smelter royalty on the Blind Gold Property disclosed below. Effective April 15, 2021, the agreement with Jerikodie was terminated. DTRC engaged a company controlled by a family member of Mr. Aberle, for the purpose of providing general labor and during the nine months ended December 31, 2022 and year ended March 31, 2022, incurred approximately $19,000 and $56,000 in costs, respectively.

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

In October 2020, DTRC issued a note payable to WCM Associates, LP ("WCM"), an entity controlled by DTRC's former CFO, in the amount of $123,000, bearing interest at 0.25% per year, for amounts owed for consulting fees. The note was paid in full. During the nine months ended December 31, 2022 and year ended March 31, 2022, DTRC incurred $0 and $6,000, respectively, for consulting fees with WCM. WCM's services were discontinued at the end of May 2021.

Messrs. Aberle and Bachman owned a 5% net smelter return royalty on the original 84 unpatented mining claims that comprised the Blind Gold Property. In August 2021, DTRC extinguished the royalty by paying Messrs. Aberle and Bachman $25,000 each.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 9 - Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the nine months ended December 31, 2022 and year ended March 31, 2022:

	December 31, 2022	March 31, 2022

Income tax benefit computed at federal statutory rates	$(4,516,175)	$(6,579,200)
Non-deductible expenses	20,911	28,794
Non-deductible stock-based compensation	209,213	-
Change in valuation allowance	1,704,445	1,810,449
Other	256,450	(945,478)
Total current income tax expense and deferred tax benefit - net	$(2,325,156)	$(5,685,435)

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

Significant components of our deferred tax assets and liabilities as of December 31, 2022, and March 31, 2022 are as follows:

	December 31, 2022	March 31, 2022
Deferred tax assets:
Net operating losses	$7,123,439	$5,228,305
Net capital losses	-	36,685
Stock-based compensation	2,147,387	2,607,150
Total	9,270,826	7,872,140
Less: valuation allowance	(3,514,894)	(1,810,449)
Total deferred tax assets	5,755,932	6,061,691

Deferred tax liability:
Property and equipment	(25,460)	(47,384)
Mineral properties	(7,079,154)	(9,727,330)
Other	16,562	-
Total deferred tax liabilities	(7,088,050)	(9,774,714)

Net deferred tax liability	$(1,332,118)	$(3,713,023)

Of a total of approximately $34 million of net operating loss carry forward, approximately $8.5 million will begin to expire in 2027, as they were incurred prior to 2018. As a result of the merger, DTRC's net operating losses prior to the merger date may be, by law, partially or entirely unavailable to offset future taxable income.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There are no unrecognized tax benefits as of December 31, 2022, and March 31, 2022. We file income tax returns in the United States federally and in one state jurisdiction and in Canada. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company's tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

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

Share Issuances during the nine months ended December 31, 2022

During the nine months ended December 31, 2022, the Company issued (i) 37,500 shares of common stock pursuant to an exercise of stock options for proceeds of $12,000, (ii) 306,749 shares of common stock valued at $1,500,000 (included in additional paid-in capital as at March 31, 2022) and 180,000 shares of common stock valued at $675,000, in connection with the amendment to the Richmond Hill Option agreement (Note 5), (iii) 3,607 shares of common stock pursuant to an exercise of warrants for proceeds of $7,503 and (iv) 962,750 shares of common stock (see "RSU" below) to employees of the Company for the settlement of RSUs which vested on June 4, 2022.

On October 21, 2022, the Company entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish an ATM Program. Under the ATM Program, the Company may offer and sell shares of common stock having aggregate proceeds of up to $50 million, from time to time, through any of the Sales Agents. On November 1, 2022, following establishment of the ATM program, the Company issued 1,000,000 shares from the ATM program at an average price of $3.10 for gross proceeds of $3.1 million.

Subsequent to December 31, 2022, the Company utilized its ATM to raise gross proceeds of approximately $5 million.

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

During the year ended March 31, 2022, DTRC also issued (i) 2,160,239 shares of DTRC common stock valued at $10,380,464 for investment in mineral properties (Note 5), (ii) 144,612 shares of DTRC common stock valued at $703,647 for settlements of debt (Note 8), and (iii) 1,450,000 shares of DTRC common stock valued at $7,177,500 (see "Restricted Stock Units" below) to directors, employees and consultants of the Company pursuant to the Company's RSU plan. All common stock issued was valued at the closing price on the dates of issuance.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 10 - Stockholders' Equity (continued)

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

Pursuant to the DTRC Merger (Note 3), on March 31, 2022, Company cancelled DTRCs outstanding stock options and replaced them with options of Dakota Gold Corp. ("DGC") with the same terms and provisions. In March 2022, the Company's Board of Directors adopted the "2022 Stock Incentive Plan". The 2022 Stock Incentive Plan had a total of 6,250,000 units available to award to the Company's directors, executive officers and consultants. A unit can be a common stock purchase option, a Restricted Stock Unit ("RSU") or a Performance Stock Unit ("PSU"). As of December 31, 2022, a total of 4,720,453 units relating to the 2022 Stock Incentive Plan remained available for future grants.

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years. Outstanding stock options granted to third-party service providers generally vest over a period of up to two years.

During the nine months ended December 31, 2022, the Company issued a total of 871,447 stock options with a weighted average exercise price of $3.26, exercisable for up to five years. The Company recognized stock-based compensation related to issuance of stock options totaling $1,868,636 during the nine months ended December 31, 2022, of which $448,991 was allocated to exploration expenses and $1,419,645 was allocated to administrative expenses, based upon the primary activities of the grantees. The assumptions used to calculate the grant date fair value were as follows: risk-free interest rate ranging from 3.15% - 3.77%, estimated volatility of 65%, dividend yield of 0%, and expected life of 2.74 - 3.85 years.

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

During the year ended March 31, 2022, DTRC granted a total of 2,571,250 stock options with a weighted average exercise price of $4.77, exercisable for up to five years. DTRC recognized stock-based compensation related to issuance of stock options totaling $7,829,425 during the year ended March 31, 2022, of which $1,444,497 was allocated to exploration expenses and $6,384,928 was allocated to administrative expenses. During the year ended March 31, 2022, the Company estimated the fair value of each stock option to have a weighted average grant date fair value of $2.90 per share using a Black Scholes valuation model. The assumptions used to calculate the grant date fair value were as follows: risk-free interest rate ranging from 0.82% - 1.28%, estimated volatility of 100%, dividend yield of 0%, and expected life of 4.5 years.

The stock-based compensation expense related to the options has been recognized in the consolidated financial statements since the grant date and the fair value, determined at the initial grant date using Black-Scholes, will continue to be amortized over the vesting period.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 10 - Stockholders' Equity (continued)

A summary of the DTRC’s stock option activity and related information for the year ended March 31, 2022 under the 2021 Stock Incentive Plan is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	825,000	$1.77	4.86	$285,000
Options granted	2,571,250	4.77	-	-
Options expired	(5,208)	-	-	-
Options forfeited/cancelled	(41,667)	2.63	-	-
Outstanding as of March 31, 2022	3,349,375	$4.06	4.12	$3,166,100
Canceled on acquisition of NCI	(3,349,375)	$-	-	$-
Outstanding as of March 31, 2022	-	$-	-	$-

A summary of the Company’s stock option activity and related information for the nine months ended December 31, 2022 and year ended March 31, 2022 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)		Aggregate Intrinsic Value

Outstanding as of March 31, 2021	-	$-	-	$
Options issued upon acquisition of non-controlling interest	3,349,375	4.06	4.12
Outstanding as of March 31, 2022	3,349,375	$4.06	4.12		$1,141,438
Options granted	871,447	3.26
Options forfeited/cancelled	(183,750)	4.76
Options exercised	(37,500)	0.32
Outstanding as of December 31, 2022	3,999,572	$3.93	3.68		$937,420
Options exercisable as of December 31, 2022	2,337,500	$3.87	3.36		$914,563

As at December 31, 2022, the unrecognized compensation cost related to unvested options was approximately $1.6 million, which will be recognized over a weighted average period of 1.15 years.

A summary of the Company's options outstanding at December 31, 2022 follows:

Number of options	Exercise price	Remaining life	Expiry date
		(years)
37,500	$0.32	2.01	January 1, 2025
718,750	$1.92	3.21	March 15, 2026
1,871,875	$4.76	3.38	May 17, 2026
200,000	$5.09	3.71	September 13, 2026
300,000	$4.64	3.80	October 18, 2026
571,447	$3.01	4.67	September 1, 2027
300,000	$3.74	4.89	November 18, 2027
3,999,572

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2022 and Year ended March 31, 2022

NOTE 10 - Stockholders' Equity (continued)

Warrants

During the nine months ended December 31, 2022 the Company issued no warrants. During the year ended March 31, 2022, the Company issued 252,525 warrants with an exercise price of $2.08 per warrant in connection with various private placements. ASC 480, Distinguishing Liabilities from Equity, requires that these warrants are classified as equity.

A summary of changes of warrant activities is as follows:

	Warrants	Weighted average exercise price
Balance, March 31, 2021	7,363,193	$2.08
Issued	252,525	2.08
Balance, March 31, 2022	7,615,718	$2.08
Exercised	(3,607)	2.08
Balance, December 31, 2022	7,612,111	$2.08

As of December 31, 2022, all 7,612,111 warrants, all with a remaining life of 3.20 years, expire on March 15, 2026.

RSUs and PSUs

The Company has an RSU plan that provides for the issuance of RSUs and PSUs in amounts as approved by the Company's board of directors.

During the nine months ended December 31, 2022, the Company issued PSUs to certain members of management and other select employees. RSUs and PSUs generally vest in one-third increments over a three-year period, and compensation cost is recognized over the respective service periods based on the grant date fair value.

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

The fair value of RSUs is measured at the grant-date price of the Company's shares. The fair value of PSUs is measured at the grant-date fair value.

The Company recognized stock-based compensation expense related to the vesting of RSUs and PSUs totaling $1,595,763 for the nine months ended December 31, 2022, of which $264,315 was allocated to exploration expenses and $1,331,448 allocated to administrative expenses. As of December 31, 2022, there was $1,539,887 of total unrecognized compensation cost related to unvested RSUs and PSUs, which will be recognized over a weighted average period of 1.42 years. Allocations are based upon the primary activities of the grantees.

During the year ended March 31, 2022, DTRC issued 1,150,000 RSUs with a fair value of $4.95 per share, vesting on June 4, 2022, to certain directors, employees and consultants to the Company. The stock-based compensation expense related to the RSUs is recognized in consolidated financial statements since the grant date and the fair value determined at the initial grant date will continue to be amortized over the vesting period. The fair value was determined at the grant date based on the closing price of the underlying securities. DTRC recognized stock-based compensation related to the issuance of RSUs totaling $4,585,577 during the year ended March 31, 2022, of which $415,371 was allocated to exploration expenses and $4,170,206 was allocated to administrative expenses based upon the primary activities of the grantees. On June 6, 2022, 800,000 of DTRC’s RSUs were settled and on December 16, 2022, the remaining 350,000 RSUs were net settled.

A summary of RSU and PSU awards outstanding and activity during the nine months ended December 31, 2022 are as follows:

	Number of RSU Awards	Weighted- average grant date fair value per award	Number of PSU Awards	Weighted- average grant date fair value per award

Outstanding at March 31, 2022	1,150,000	$4.95	-	$-
Settled	(1,150,000)	4.95	-	-
Granted	545,260	3.17	112,840	2.99
Outstanding at December 31, 2022	545,260	$3.17	112,840	$2.99

Bonus Shares Issued by DTRC

During the year ended March 31, 2022, DTRC issued 1,450,000 shares of common stock valued at $7,177,500 as bonus shares to directors, employees and consultants of DTRC, with the stock-based compensation expense for the bonus shares being allocated as $1,237,500 to exploration expenses and $5,940,000 to general and administrative expenses based upon the primary activities of the grantees.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this transition report on Form 10-KT for the nine months ended December 31, 2022, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.

Evaluation of Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the Evaluation Date. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Attestation Report of the Registered Public Accounting Firm.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for emerging growth companies.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the nine months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

Item 11. Executive Compensation

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2022, and is incorporated by reference into this report.

Item 15. Exhibits and Financial Statement Schedules.

See Exhibits Index on the following page

Item 16. Form 10-KT Summary

None

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to the Registration Statement on Form S-1 filed on March 28, 2022)
3.2	Certificate of Change Pursuant to NRS 78.209 to Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to the Registration Statement on Form S-1 filed on March 28, 2022)
3.3	Certificate of Amendment to Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2022)
4.1	Description of Capital Stock
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed on May 6, 2022)
10.1	Employment Agreement effective as of March 12, 2021, by and between the Company and Jonathan Awde (incorporated by reference to the Annual Report on 10-K, filed June 29, 2021).
10.2	Employment Agreement, effective March 12, 2021, by and between the Company and Gerald Aberle (incorporated by reference to the Annual Report on 10-K, filed June 29, 2021).
10.3	Employment Agreement, effective June 1, 2021, by and between the Company and Shawn Campbell (incorporated by reference to the Annual Report on 10-K, filed June 29, 2021).
10.4	Employment Agreement, effective December 1, 2021, by and between the Company and James Berry (incorporated by reference to the Annual Report on 10-K, filed June 28, 2022).
10.5	Employment Agreement, effective November 14, 2022, by and between the Company and Patrick Malone. *
10.6	Dakota Territory Resource Corp. 2021 Stock Incentive Plan (incorporated by reference to Annex C to the Proxy Statement on Schedule 14A of Dakota Territory Resource Corp. filed on March 11, 2022)
10.7	Dakota Gold Corp. 2022 Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of Dakota Gold Corp. filed on July 25, 2022)
10.8	Option Agreement for Purchase and Sale of Real Property dated October 14, 2021 between Homestake Mining Company of California, LAC Minerals (USA) LLC and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, filed February 1, 2022).
10.9	Option Agreement for Purchase and Sale of Real Property dated September 7, 2021 between Homestake Mining Company of California and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, filed February 1, 2022)
21.1	Subsidiaries of Dakota Gold Corp.
23.1	Consent of Ham, Langston & Brezina, L.L.P.*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: March 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald Aberle
By: Gerald Aberle
Chief Operating Officer and Director
Dated: March 22, 2023

/s/ Stephen O'Rourke
By: Stephen T. O'Rourke
Director
Dated: March 22, 2023

/s/ Robert Quartermain
By: Robert Quartermain
Director
Dated: March 22, 2023

/s/ Alice Schroeder
By: Alice Schroeder
Director
Dated: March 22, 2023

/s/ Jennifer Grafton
By: Jennifer Grafton
Director
Dated: March 22, 2023

/s/ Amy Koenig
By: Amy Koenig
Director
Dated: March 22, 2023

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer
Dated: March 22, 2023