Form 10-Q
period 2023-03-31
Dakota Gold Corp.
filed 2023-05-10
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
Yes [  ] No [X]

As of May 10, 2023, there were 75,314,452 shares of common stock outstanding.

DAKOTA GOLD CORP.

MARCH 31, 2023

(UNAUDITED)

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (Unaudited)

	March 31, 2023	December 31, 2022

ASSETS

Current assets
Cash and cash equivalents	$20,273,152	$23,911,722
Receivable	115,941	107,356
Prepaid expenses and other current assets	852,689	618,913
Total current assets	21,241,782	24,637,991

Non-current assets
Mineral rights and properties	78,757,287	78,737,287
Property and equipment, net	1,250,683	1,266,790
Other assets	348,394	380,651
Total assets	$101,598,146	$105,022,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,482,469	$2,514,863

Non-current liability
Deferred tax liability	1,057,605	1,332,118
Total liabilities	3,540,074	3,846,981

Commitments and contingent liabilities (Note 8)	0	0

Stockholders' equity
Capital stock, par value $0.001; 144,302,330 common shares authorized, 75,292,928 and 73,341,001 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	75,293	73,341
Additional paid-in capital	113,464,387	107,317,974
Retained deficit	(15,481,608)	(6,215,577)
Total stockholders' equity	98,058,072	101,175,738
Total liabilities and stockholders' equity	$101,598,146	$105,022,719

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENT OF COMPREHENSIVE LOSS (Unaudited)

	Three months ended March 31,
	2023	2022

Operating expenses
Exploration expenses	$6,837,759	$1,217,212
General and administrative expenses	2,737,421	6,420,954
Loss from operations	(9,575,180)	(7,638,166)

Other income (expenses)
Foreign exchange gain (loss)	(19,276)	60,786
Interest income	53,912	79,342
Total other income (expenses)	34,636	140,128

Loss before income taxes	(9,540,544)	(7,498,038)
Deferred income tax benefit	274,513	5,303,743
Net loss and comprehensive loss	$(9,266,031)	$(2,194,295)
Less: Net loss attributable to non-controlling interest	-	3,453,900
Net income (loss) and comprehensive income (loss) attributable to Dakota Gold Corp.	$(9,266,031)	$1,259,605

Basic and diluted profit (loss) per share	$(0.13)	$0.04

Weighted average number of basic and diluted shares of common stock outstanding	73,744,247	35,641,666

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2023	2022

Operating activities
Net loss	$(9,266,031)	$(2,194,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	60,740	30,593
Stock-based compensation expense	1,292,734	3,239,342
Deferred income tax benefit	(274,513)	(5,303,743)
Changes in current assets and liabilities:
Receivable	(8,585)	(85,240)
Prepaid expenses and other current assets	(233,776)	(18,098)
Accounts payable and accrued liabilities	(32,394)	1,570,513
Net cash used in operating activities	(8,461,825)	(2,760,928)

Investing activities
Purchases of property and equipment	(44,633)	(137,611)
Purchases of mineral rights and properties	(20,000)	(2,470,827)
Other assets	(7,389)	-
Reclamation deposit paid	-	(20,000)
Cash used in investing activities	(72,022)	(2,628,438)

Financing activities
Proceeds from sale of common stock on at-the market ("ATM") program	5,000,020	-
Payment of ATM issuance costs	(97,500)	-
Proceeds from exercise of stock options	12,000	-
Proceeds from exercise of warrants	18,757	-
Withholding of employee tax payments on performance stock units	(38,000)	-
Cash provided by financing activities	4,895,277	-

Net change in cash and cash equivalents	(3,638,570)	(5,389,366)
Cash and cash equivalents, beginning of period	23,911,722	46,790,482
Cash and cash equivalents, end of period	$20,273,152	$41,401,116

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred ATM offering costs offset against additional paid-in capital	$39,646	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Retained	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	73,341,001	$73,341	$107,317,974	$(6,215,577)	$101,175,738
Common stock issued for ATM program, net of amortized issuance costs	1,886,800	1,887	4,860,987	-	4,862,874
Common stock issued for performance stock units ("PSUs")	18,609	19	(19)	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	12,000
Common stock issued for exercise of warrants	9,018	9	18,748	-	18,757
Stock-based compensation expense	-	-	1,292,734	-	1,292,734
Withholding of employee tax payment on PSUs	-	-	(38,000)	-	(38,000)
Net loss	-	-	-	(9,266,031)	(9,266,031)
Balance, March 31, 2023	75,292,928	$75,293	$113,464,387	$(15,481,608)	$98,058,072

	Common Stock		Additional		Non-
	Number		Paid-in	Retained	Controlling	Stockholders'
	of Shares	Amount	Capital	Earnings	Interest	Equity
Balance, December 31, 2021	35,641,667	$35,641	$44,001,171	$11,806,295	$55,346,251	$111,189,358
DTRC common stock issued for purchase of mineral properties	-	-	-	-	1,600,000	1,600,000
Stock-based compensation expense	-	-	-	-	3,239,342	3,239,342
Change in non-controlling interest	-	-	2,607,724	-	(2,607,724)	-
Issuance of stock for acquisition of non-controlling interest	35,208,728	35,209	48,764,065	-	(48,799,274)	-
Elimination of non-controlling interest on acquisition	-	-	5,324,695	-	(5,324,695)	-
Net profit	-	-	-	1,259,605	(3,453,900)	(2,194,295)
Balance, March 31, 2022	70,850,395	$70,850	$100,697,655	$13,065,900	$-	$113,834,405

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

Note 1 - Organization and Nature of Business

Organization

Dakota Gold Corp. ("we", "us", "our", the "Company" or "Dakota Gold") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada, U.S.

On March 31, 2022, pursuant to the U.S. Securities and Exchange Commission ("SEC") approval of the DTRC Merger (defined below) and acquisition of the remaining shares of Dakota Territory Resource Corp. ("DTRC") by the Company, DTRC was merged into a subsidiary of the Company and prior to completion of the DTRC Merger, JR changed its name to Dakota Gold Corp. (see DTRC Merger below).

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

These condensed consolidated interim financial statements for the three months ended March 31, 2023 and 2022 ("financial statements") have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of March 31, 2023, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes its cash balance of approximately $20.3 million at March 31, 2023, its working capital of approximately $18.8 million, the anticipated ability to utilize the ATM program during the year, and the ability to scale down the exploration program in order to maintain greater than 12 months of funding as of the date of filing of these financial statements, alleviate doubt as to the Company's ability to continue as a going concern.

Subsequent to March 31, 2023, the Company utilized its ATM to raise gross proceeds of approximately $78,000.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

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

Note 2 - Summary of Accounting Policies

Basis of Presentation

The accompanying financial statements of Dakota Gold Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the Securities and Exchange Commission ("SEC") for interim statements, and should be read in conjunction with the Company's audited financial statements and the notes thereto for the nine-month transition period ended December 31, 2022 included in its Transition Report on Form 10-KT, as filed with the SEC on March 22, 2023.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent transition period ended December 31, 2022, as reported in the Company's Transition Report on Form 10-KT, have been omitted. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements of the Company.

Change in Fiscal Year

In August 2022, the Board of Directors of the Company, pursuant to the bylaws and based upon the recommendation of its Audit Committee, approved a change in the Company's fiscal year end from March 31 to December 31. The Company's fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2023.

Basis of Consolidation

The consolidated financial statements at March 31, 2023 and December 31, 2022 include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in USA), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in USA) and Dakota Gold (Canada) Services Corp. (incorporated in Canada).

All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

Note 3 - Mineral Rights and Properties

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

The individual claims, properties, options, and leases are aggregated into a single unit mining property, hereinafter referred to as the Black Hills Property.

In total, the Black Hills Property consists of 1,931 unpatented mining claims (33,475 unpatented acres), the Homestake Option Area (4,261 patented acres), the Richmond Hill Option Area (2,126 patented acres) and additional lands and mineral rights throughout the district (5,890 patented acres) for a combination of surface and mineral lease rights covering a total of 45,752 acres. The Company has not established that any of its projects or properties contain proven or probable gold reserves under S-K 1300.

As of March 31, 2023 and December 31, 2022, the carrying cost of the Company's mineral properties totaled $78,757,287 and $78,737,287, respectively. At March 31, 2023, the Company is in the exploration stage and has not commenced amortization of its properties. The Company will capitalize certain costs to its projects when the costs can be specifically attributable to a project, or when it is reasonable to allocate those costs. General regional exploration expenses are not allocated to specific properties.

Note 4 - Related Party Transactions

The Company has not engaged in any related party transactions above $15,000 during the quarter.

Note 5 - Property and Equipment

A summary of the Company's property and equipment as of March 31, 2023 and December 31, 2022 is as follows:

	Estimated Useful Life (Years)	March 31, 2023	December 31, 2022

Land		$70,000	$70,000
Building	39	804,095	768,338
Furniture and equipment	3 to 5	763,845	754,969
		1,637,940	1,593,307
Less accumulated depreciation		(387,257)	(326,517)
Property and equipment, net		$1,250,683	$1,266,790

During the three months ended March 31, 2023 and 2022, the Company incurred depreciation expense of $60,740 and $30,593, respectively.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

Note 6 - Accounts Payable and Accrued Liabilities

A summary of the Company's accounts payable and accrued liabilities is as follows:

	March 31, 2023	December 31, 2022

Trade payables	$1,930,612	$1,752,312
Accrued liabilities	534,239	634,953
Other	17,618	127,598
	$2,482,469	$2,514,863

Note 7 - Stockholders' Equity

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

Share Issuances during the three months ended March 31, 2023

On October 21, 2022, the Company entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish an ATM program. Under the ATM program, the Company may offer and sell shares of common stock having aggregate proceeds of up to $50 million, from time to time, through any of the Sales Agents. During the three months ended March 31, 2023, the Company utilized its ATM program to raise gross proceeds of approximately $5 million by issuing 1,886,800 shares of common stock.

In addition, the Company issued (i) 37,500 shares of common stock pursuant to an exercise of stock options for proceeds of $12,000, (ii) 9,018 shares of common stock pursuant to an exercise of warrants for proceeds of $18,757 and (iii) 18,609 shares of common stock to employees of the Company for the settlement of PSUs which vested on March 1, 2023. See "RSU" and "PSU" below.

Share Issuances during the three months ended March 31, 2022

During the three months ended March 31, 2022, DTRC issued 329,528 shares of common stock valued at $1,600,000 for investment in mineral properties. The shares were valued at the closing prices on the dates of issuance.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

Note 7 - Stockholders' Equity (Continued)

On March 31, 2022, pursuant to the DTRC Transaction, the Company acquired the remaining outstanding shares of Dakota (the "acquisition of NCI"), whereby the Company issued 35,208,728 shares to DTRC's stockholders for the acquisition of 35,208,728 DTRC shares not previously owned by the Company resulting in the Company owning 100% of DTRC upon the closing of the transaction. (see Note 1).

Stock Options Issued

Pursuant to the DTRC Merger on March 31, 2022, the Company cancelled DTRCs outstanding stock options and replaced them with options of Dakota Gold Corp. ("DGC") under the "2022 Stock Incentive Plan" with the same terms and provisions. The 2022 Stock Incentive Plan had a total of 6,250,000 units available to award to the Company's directors, executive officers and consultants. A unit can be a common stock purchase option, a Restricted Stock Unit ("RSU") or a Performance Stock Unit ("PSU"). As of March 31, 2023, a total of 3,454,122 units relating to the 2022 Stock Incentive Plan remained available for future grants.

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years.

During the three months ended March 31, 2023, the Company issued a total of 333,588 stock options with an exercise price of $2.81, exercisable for up to five years. The Company recognized stock-based compensation related to the vesting of stock options totaling $647,649 during the three months ended March 31, 2023, of which $99,612 was allocated to exploration expenses and $548,037 was allocated to administrative expenses, based upon the primary activities of the grantees.

During the three months ended March 31, 2023, the Company estimated the fair value of each stock option granted to have a weighted average grant date fair value of $1.43 per share using a Black Scholes option pricing model. The assumptions used to calculate the grant date fair value were as follows: a risk-free interest rate of 3.99%, an estimated volatility of 65%, a dividend yield of 0%, and an expected life of 3.5 years.

During the three months ended March 31, 2022, DTRC granted no stock options. DTRC recognized stock-based compensation related to the vesting of stock options totaling $1,760,333 for the three months ended March 31, 2022, of which $285,798 was allocated to exploration costs and $1,474,535 was allocated to administrative expenses, based upon the primary activities of the grantees.

Estimated volatility is calculated based on average volatility of the Company's peer group, because the Company does not have sufficient historical data. The Company will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. Peers are companies at similar stages of mine development and operating jurisdictions who have granted options with similar terms recently.

The stock-based compensation expense related to the options has been recognized in the consolidated financial statements since the grant date and the fair value, estimated at the initial grant date using the Black-Scholes option pricing model, will continue to be amortized over the vesting period.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

Note 7 - Stockholders' Equity (Continued)

A summary of the DTRC's stock option activity and related information for the three months ended March 31, 2022 under the 2021 Stock Incentive Plan is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding as of December 31, 2021	3,354,583	$4.06	4.37
Options expired	(5,208)	-	-
Canceled on acquisition of NCI	(3,349,375)	$-	-
Outstanding as of March 31, 2022	-	$-	-

A summary of the Company's stock option activity and related information for the three-month periods ended March 31, 2023 and 2022 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2022	3,999,572	$3.89	3.68
Options granted	333,588	2.81
Options forfeited/cancelled	(5,208)	4.76
Options exercised	(37,500)	0.32
Outstanding as of March 31, 2023	4,290,452	$3.83	3.57	$2,764,000

Options exercisable as of March 31, 2023	2,300,000	$3.88	3.14	$1,822,625

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2021	-	$-	-
Options issued upon acquisition of non-controlling interest	3,349,375	4.06	4.12
Outstanding as of March 31, 2022	3,349,375	$4.06	4.12

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

Note 7 - Stockholders' Equity (Continued)

As of March 31, 2023, the unrecognized compensation cost related to unvested options was $1,530,323, which will be recognized over a weighted average period of 1.41 years.

A summary of the Company's options outstanding at March 31, 2023 is as follows:

Number of options	Exercise price	Remaining life	Expiry date
		(years)
718,750	$1.92	2.96	March 15, 2026
1,866,667	$4.76	3.13	May 17, 2026
200,000	$5.09	3.46	September 13, 2026
300,000	$4.64	3.56	October 18, 2026
571,447	$3.01	4.43	September 1, 2027
300,000	$3.74	4.64	November 18, 2027
333,588	$2.81	4.93	March 1, 2028
4,290,452

Warrants

A summary of the Company's warrant activity is as follows:

	Warrants	Weighted average exercise price
Balance, December 31, 2022	7,612,111	$2.08
Exercised	(9,018)	2.08
Balance, March 31, 2023	7,603,093	$2.08

	Warrants	Weighted average exercise price
Balance at March 31, 2022 and December 31, 2021	7,615,718	$2.08

As of March 31,2023, all 7,603,093 warrants, all with a remaining life of 2.96 years, expire on March 15, 2026.

RSUs and PSUs

The Company's 2022 Stock Incentive Plan provides for the issuance of RSUs and PSUs in amounts as approved by the Company's board of directors.

During the three months ended March 31, 2023, the Company issued RSUs and PSUs to certain members of management and other select employees and directors.

The fair value of RSUs is measured at the grant-date price of the Company's shares. The RSUs granted in the three months ended March 31, 2023, vest over a three-year period.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

Note 7 - Stockholders' Equity (Continued)

The PSUs granted in the three months ended March 31, 2023 vest over a three-year period. Each PSU award entitles the participant to receive a variable number of shares of the Company's common stock based on the Company's performance against the MVIS Global Junior Gold Miners Index for the relevant performance periods. The total number of shares that may be earned for PSUs is based on performance over the performance period and ranges from 0% to 200% of the target number of shares, based on the table below:

Company Stock Price Performance Relative to Index Performance by:	Index Multiplier
>=50%	200%
Equals	100%
negative 50%	50%
<negative 50%	0%

The fair value of the PSUs were determined using a Monte Carlo simulation. The grant date fair value for the 329,182 PSUs granted in the three months ended March 31, 2023 was calculated to be $1,223,456. The weighted average assumptions used in the Monte Carlo simulation were as follows: a risk-free interest rate of 4.70%, an estimated volatility of 74%, an expected dividend yield of 0%, and an expected term of 1.83 years.

The compensation expense related to the RSUs and PSUs has been recognized in the consolidated financial statements since the grant date and the fair value determined at the initial grant date will continue to be amortized over the vesting period.

The Company recognized compensation expense related to the vesting of RSUs and PSUs totaling $645,085 for the three months ended March 31, 2023, of which $102,334 was allocated to exploration expenses and $542,751 allocated to administrative expenses. As of March 31, 2023, there was $3,903,210 of total unrecognized compensation cost related to unvested RSUs and PSUs, which will be recognized over a weighted average period of 1.77 years. Allocations are based upon the primary activities of the grantees.

The Company recognized compensation expense related to the vesting of RSUs totaling $1,479,009 for the three months ended March 31, 2022, of which $227,947 was allocated to exploration expenses and $1,251,062 allocated to administrative expenses.

A summary of RSU and PSU awards outstanding and activity is as follows:

	Number of RSU Awards	Weighted- average grant date fair value per award	Number of PSU Awards	Weighted- average grant date fair value per award

Outstanding at December 31, 2022	545,260	$3.17	112,842	$2.99
Granted	622,567	2.81	329,182	3.72
Settled	-	-	(37,615)	2.95
Outstanding at March 31, 2023	1,167,827	$2.98	404,409	$3.59

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

Note 7 - Stockholders' Equity (Continued)
	Number of RSU Awards	Weighted- average grant date fair value per award

Outstanding at March 31, 2022 and December 31, 2021	1,150,000	$4.95

During the three months ended March 31, 2023, 37,615 PSUs settled at 86% of performance target through the issuance of 18,609 shares and payment of $38,000 for related withholding taxes.

Note 8 - Commitments and Contingencies

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

Note 9 - Income Taxes

A summary of the reconciliation of the statutory federal income tax for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022

Income tax expense (benefit) computed at federal statutory rates	$(1,891,802)	$(1,574,588)
Non-deductible expenses	-	(14,397)
Change in valuation allowance	1,617,289	(3,714,758)
Deferred income tax benefit	$(274,513)	$(5,303,743)

The effective tax rate for the three months ended March 31, 2023 and 2022 was 3.05% and 70.7% respectively. The effective tax rate for the three months ended March 31, 2023 is less than the expected statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred.

Management has established a valuation allowance on certain deferred tax assets because the underlying deferred tax benefit may not be realized.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023 and 2022

(Unaudited)

Note 9 - Income Taxes (Continued)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets or liabilities. Significant components of the deferred tax assets and the related valuation allowance are set out below:

	March 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$7,371,199	$7,123,439
Stock-based compensation	2,418,861	2,147,387
Total	9,790,060	9,270,826
Less: valuation allowance	(5,132,180)	(3,514,894)
Total deferred tax assets	4,657,880	5,755,932

Deferred tax liability:
Property and equipment	(25,460)	(25,460)
Mineral properties	(5,706,587)	(7,079,154)
	16,562	16,564
Total deferred tax liabilities	(5,715,485)	(7,088,050)

Total deferred taxes	$(1,057,605)	$(1,332,118)

Of a total of approximately $35 million of net operating loss carry forward, the net operating loss carry forward of approximately $8.5 million will begin to expire in 2027, as they were incurred prior to 2018. As a result of the DTRC Merger, DTRC's net operating losses prior to the merger date may be, by law, partially or entirely unavailable to offset future taxable income.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There are no unrecognized tax benefits as of March 31, 2023 or December 31, 2022. We file income tax returns in the United States federally and in one state jurisdiction. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company's tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 10 - Subsequent Event(s)

On April 3, 2023, the Company granted 13,000 RSUs to an employee. The RSUs vest annually over three years from the grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the Company's financial condition and results of operations together with the Company's financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2022.

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

• risks associated with lack of defined mineral resources pursuant to S-K 1300,

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

This management's discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect its business, including without limitation, the disclosures made under "Risk Factors" of its most recent Form 10-KT.

The Company's unaudited financial statements are stated in United States dollars and are prepared in accordance with U.S. GAAP.

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

Since 2012, the Company has consistently pursued a strategy of expanding its portfolio of brownfield properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating possible mineral potential. Property acquisitions are focused and based on (i) past exploration, (ii) access to proprietary data sets the Company has assembled over the years, and (iii) new research and remote data acquisition (Magnetics, Gravity and Radiometric) that was recently conducted over the district that hosts the Homestake gold deposit.

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

Drill Programs and Results

Permitting and site preparations were initiated for the first drilling program on the iron-formation target and other Tertiary-age replacement targets in the Maitland area and drilling commenced in early 2022. There are now four drill rigs operating, with two drills at Maitland and two at Richmond Hill. Dakota Gold has completed permit applications and environmental field work for exploration on three target areas and currently has eight active permits in place. An eighth permit application is also in progress with the South Dakota Department of Agriculture and Natural Resources (SDDANR). Permitting activities and environmental field work for the Blind Gold and Tinton project areas have also been initiated. Targets in some of the other brownfield areas may also be identified and advanced for drilling as exploration activities continue throughout the year. Dakota Gold completed 77,994 feet (23,773 meters) of core drilling on three projects in the three months ended March 31, 2023. The areas drilled were the Maitland project, the Richmond Hill project, and the Cambrian Unconformity project.

On February 8, 2023, the Company announced the discovery of the Unionville Zone, a Tertiary replacement style gold system hosted in Precambrian rocks located below known Cambrian hosted replacement mineralization located in the Maitland Mine area.

On May 4, 2023, the Company announced it discovered the JB Gold Zone at the Maitland Gold Project with drill hole MA23C-017 Intersecting 0.365 oz/ton Au over 15.3 Feet (12.51 grams/tonne over 4.7 meters).  The intersection is in the same high-grade quartz-carbonate vein, chlorite-arsenopyrite-pyrrhotite mineralization style as the Homestake Mine.

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

As of March 31, 2023, the Company had working capital of approximately $18.8 million and a retained deficit of approximately $15.8 million. The Company had a net loss for the three months ended March 31, 2023 of approximately $9.5 million.

During the three months ended March 31, 2023, the Company issued a total of 1,886,800 shares of common stock under the ATM program for net proceeds of approximately $4.9 million, another 37,500 shares of common stock for the exercise of stock options for proceeds of $12,000 and 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of $18,757.

Subsequent to March 31, 2023, the Company utilized its ATM to raise gross proceeds of approximately $77,000. During the twelve months ending December 31, 2023, the Company anticipates cash expenditures of approximately $30 million.

Results of Operations

Comparison of Three Month Periods ended March 31, 2023 and 2022

We had losses from operations for the three months ended March 31, 2023 and 2022, totaling approximately $9.58 million and $7.64 million respectively, losses before income tax of approximately $9.54 million and $7.50 million respectively, and deferred tax benefits of approximately $0.27 million and $5.30 million respectively, leading to net losses of approximately $9.27 million and $2.19 million.

Revenue

We had no operating revenues during the three months ended March 31, 2023 and 2022. We are not currently profitable.

Exploration Expenses

During the three months ended March 31, 2023 and 2022, our exploration expenses totaled approximately $6.8 million and $1.2 million, respectively. The increase year over year primarily related to the level of activity associated with drilling, where there are currently four drills operating on the Black Hills property, compared to only one in the prior year. Included in these costs were non-cash exploration-related stock-based compensation expenses of approximately $202,000 and $514,000 for the three months ended March 31, 2023 and 2022, respectively.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2023 and 2022, were approximately $2.74 million and $6.42 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations, as well as other general and administrative expenses necessary for our operations. The decrease was primarily due to stock-based compensation allocated to administration expenses of $1.09 million for the three months ended March 31, 2023 (compared to approximately $2.32 million for the three months ended March 31, 2022, largely relating to a one-time grant associated with the acquisition of Dakota Territory), professional fees of approximately $92,000 for the three months ended March 31, 2023 (compared to approximately $322,000 for the three months ended March 31, 2022, largely relating to the acquisition of Dakota Territory), investor relations expenses of approximately $26,000 for the three months ended March 31, 2023 (compared to approximately $181,000 for the three months ended March 31, 2022, when there were higher costs related to the DTRC Merger and listing on the NYSE American) and consulting expenses of approximately $17,000 for the three months ended March 31, 2023 (compared to approximately $238,000 for the three months ended March 31, 2022, largely relating to the acquisition of Dakota Territory). The organization has grown to over thirty employees, which resulted in increased support costs included in general and administrative costs of approximately $1.45 million (the expense for the three months ended March 31, 2022 totaled $3.33 million).

We earned interest income from bank accounts for the three months ended March 31, 2023 and 2022 of approximately $54,000 and $8,000, respectively, which was higher as a result of a higher interest rates.

The effective tax rate for the three months ended March 31, 2023 is less than the statutory rate, due a change in our valuation allowance related to our net operating losses.

Cash flows used in operating activities

During the three months ended March 31, 2023 and 2022, the Company's cash flows used in operating activities were approximately $8.5 million and $2.8 million, respectively. Cash used in operations for three months ended March 31, 2023 increased year over year, primarily as a result of increasing number of drills from one in January 2022 to four in the period ending March 31, 2023.

Cash flows used in investing activities

During the three months ended March 31, 2023 and 2022, cash flow used in investing activities were approximately $65,000 and $2.6 million, respectively. In the three months ended March 31, 2023, the cash used in investing activities consisted of approximately $20,000 for acquisition of mineral properties and $45,000 for property and equipment. In the three months ended March 31, 2022, the cash used in investing activities consisted of approximately $2.5 million for acquisition of mineral properties and $138,000 for property and equipment. The decrease in property acquisition costs was due to having completed strategic acquisitions by the end of March 2022. The higher acquisition of property and equipment in the three months ended March 31, 2022 related to start-up costs required to initiate the drilling program in January 2022.

Cash flows from financing activities

During the three months ended March 31, 2023 and 2022, cash flows from financing activities were approximately $4.9 million and $0 respectively. During the three months ended March 31, 2023, the Company issued 1,886,800 shares of common stock under the ATM program for net proceeds of approximately $4.9 million; 37,500 shares of common stock for the exercise of stock options for proceeds of $12,000; as well as 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of $18,757. In addition, the Company paid withholding taxes related to vested PSUs totaling $38,000 on behalf of the employees.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company's consolidated financial statements; valuation of options granted to directors and officers using the Black-Scholes option pricing model and valuation of PSUs granted to officers using Monte Carlo simulation. The Company's accounting policies are described in greater detail in Note 2 to the Company's audited annual consolidated financial statements for the nine months ended December 31, 2022. There have been no material changes to the Company's critical accounting policies and estimates as compared to the Company's critical accounting policies and estimates described in the Form 10-KT for the nine months ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective as of March 31, 2023.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's Transition Report on Form 10-KT for the nine months ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended March 31, 2023, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

DAKOTA GOLD CORP.

/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer (Principal Executive Officer)
Dated: May 10, 2023

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: May 10, 2023