Form 10-Q
period 2023-06-30
Dakota Gold Corp.
filed 2023-08-10
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
Yes [  ] No [X]

As of August 10, 2023, there were 78,755,855 shares of common stock outstanding.

DAKOTA GOLD CORP.

JUNE 30, 2023

(UNAUDITED)

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (Unaudited)

	June 30, 2023	December 31, 2022

ASSETS

Current assets
Cash and cash equivalents	$15,439,626	$23,911,722
Receivable	124,673	107,356
Prepaid expenses and other current assets	696,501	618,913
Total current assets	16,260,800	24,637,991

Non-current assets
Mineral rights and properties	78,839,401	78,737,287
Property and equipment	1,620,719	1,266,790
Other assets	350,635	380,651
Total assets	$97,071,555	$105,022,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,577,829	$2,514,863

Non-current liability
Deferred tax liability	743,025	1,332,118
Total liabilities	3,320,854	3,846,981

Commitments and contingencies (Note 7)	-	-

Stockholders' equity
Capital stock, par value $0.001; 300,000,000 shares of common stock authorized, 76,855,855 and 73,341,001 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	76,856	73,341
Additional paid-in capital	118,978,213	107,317,974
Accumulated deficit	(25,304,368)	(6,215,577)
Total stockholders' equity	93,750,701	101,175,738
Total liabilities and stockholders' equity	$97,071,555	$105,022,719

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Operating expenses
Exploration expenses	$7,599,109	$3,771,517	$14,436,868	$4,988,729
General and administrative expenses	2,579,282	3,308,661	5,316,703	9,729,615
Loss from operations	(10,178,391)	(7,080,178)	(19,753,571)	(14,718,344)

Other income (expenses)
Foreign exchange gain (loss)	(411)	32,872	(19,687)	93,658
Interest income	41,462	19,857	95,374	99,199
Total other income, net	41,051	52,729	75,687	192,857

Loss before income taxes	(10,137,340)	(7,027,449)	(19,677,884)	(14,525,487)
Deferred income tax benefit	314,580	1,218,724	589,093	6,522,467
Net loss	$(9,822,760)	$(5,808,725)	$(19,088,791)	$(8,003,020)
Less: Net loss attributable to non-controlling interest	-	-	-	(3,453,900)
Net loss attributable to Dakota Gold Corp.	$(9,822,760)	$(5,808,725)	$(19,088,791)	$(4,549,120)

Basic and diluted loss per share	$(0.13)	$(0.08)	$(0.26)	$(0.13)

Weighted average number of basic and diluted shares of common stock outstanding	75,942,827	70,958,194	74,849,611	35,641,666

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2023	2022

Operating activities
Net loss	$(19,088,791)	$(8,003,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	123,985	78,811
Stock-based compensation expense	2,549,232	5,161,859
Deferred income tax benefit	(589,093)	(6,522,467)
Changes in assets and liabilities:
Receivable	(17,317)	(656,002)
Prepaid expenses and other current assets	(77,588)	(611,771)
Accounts payable and accrued liabilities	62,966	1,581,318
Net cash used in operating activities	(17,036,606)	(8,971,272)

Investing activities
Purchases of property and equipment	(477,914)	(240,451)
Purchases of mineral rights and properties	(102,114)	(2,508,710)
Reclamation deposit paid	-	(40,000)
Cash used in investing activities	(580,028)	(2,789,161)

Financing activities
Proceeds from sale of common stock on at-the market ("ATM") program	9,614,131	-
Payment of ATM issuance costs	(237,136)	-
Proceeds from exercise of stock options	12,000	12,000
Proceeds from exercise of warrants	18,757	-
Payments of income taxes on restricted stock units ("RSUs") and performance stock units ("PSUs")	(263,214)	-
Cash provided by financing activities	9,144,538	12,000

Net change in cash and cash equivalents	(8,472,096)	(11,748,433)
Cash and cash equivalents, beginning of period	23,911,722	46,790,482
Cash and cash equivalents, end of period	$15,439,626	$35,042,049

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amortization of deferred ATM offering costs offset against additional paid-in capital	$(98,905)	$-
Common stock issued for purchase of mineral properties	-	1,600,000
Common stock issued for acquisition of non-controlling interest	-	48,799,274

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	73,341,001	$73,341	$107,317,974	$(6,215,577)	$101,175,738
Common stock issued for ATM program, net of amortized issuance costs	1,886,800	1,887	4,860,987	-	4,862,874
Common stock issued for PSUs	18,609	19	(19)	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	12,000
Common stock issued for exercise of warrants	9,018	9	18,748	-	18,757
Stock-based compensation expense	-	-	1,292,734	-	1,292,734
Payments of income taxes on PSUs	-	-	(38,000)	-	(38,000)
Net loss	-	-	-	(9,266,031)	(9,266,031)
Balance, March 31, 2023	75,292,928	75,293	113,464,387	(15,481,608)	98,058,072
Common stock issued for ATM program, net of amortized issuance costs	1,397,264	1,397	4,482,708	-	4,484,105
Common stock issued for RSUs	165,663	166	(166)	-	-
Stock-based compensation expense	-	-	1,256,498	-	1,256,498
Payments of income taxes on RSUs	-	-	(225,214)	-	(225,214)
Net loss	-	-	-	(9,822,760)	(9,822,760)
Balance, June 30, 2023	76,855,855	$76,856	$118,978,213	$(25,304,368)	$93,750,701

	Common Stock		Additional		Non-
	Number		Paid-in	Retained	Controlling	Stockholders'
	of Shares	Amount	Capital	Earnings	Interest	Equity
Balance, December 31, 2021	35,641,667	$35,641	$44,001,171	$11,806,295	$55,346,251	$111,189,358
DTRC common stock issued for purchase of mineral properties	-	-	-	-	1,600,000	1,600,000
Stock-based compensation expense	-	-	-	-	3,239,342	3,239,342
Change in non-controlling interest	-	-	2,607,724	-	(2,607,724)	-
Issuance of stock for acquisition of non-controlling interest	35,208,728	35,209	48,764,065	-	(48,799,274)	-
Elimination of non-controlling interest on acquisition	-	-	5,324,695	-	(5,324,695)	-
Net loss	-	-	-	1,259,605	(3,453,900)	(2,194,295)
Balance, March 31, 2022	70,850,395	70,850	100,697,655	13,065,900	-	113,834,405
Common stock issued for restricted stock units	800,000	800	(800)	-	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	-	12,000
Common stock issued for purchase of mineral properties	306,749	307	(307)	-	-	-
Stock-based compensation expense	-	-	1,922,517	-	-	1,922,517
Net loss	-	-	-	(5,808,725)	-	(5,808,725)
Balance, June 30, 2022	71,994,644	$71,994	$102,631,028	$7,257,175	$-	$109,960,197

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

On March 31, 2022, pursuant to approval by the U.S. Securities and Exchange Commission ("SEC") of the DTRC Merger (defined below) and the acquisition of the remaining shares of Dakota Territory Resource Corp. ("DTRC") by the Company, DTRC was merged with and into a subsidiary of the Company with the subsidiary continuing as the surviving company and prior to completion of the DTRC Merger, JR changed its name to Dakota Gold Corp. (see "DTRC Merger Transaction" below).

Liquidity

The Company's mineral properties are at the exploration stage and are without a known body of commercial ore and therefore have not generated revenues. The business of exploring for minerals involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. Major expenditures may be required to establish ore reserves, to develop metallurgical processes, to acquire construction and operating permits, and to construct mining and processing facilities. The amounts shown as exploration and evaluation asset costs represent acquisition and holding costs and do not necessarily represent present or future recoverable values. The recoverability of the amounts shown for mineral properties is dependent upon the Company obtaining the necessary financing to complete the exploration and development of the properties, the discovery of economically recoverable reserves, and future profitable operations or through sale of the assets.

These condensed consolidated interim financial statements for the three and six months ended June 30, 2023 and 2022 ("financial statements") have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of June 30, 2023, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes its cash balance of approximately $15.44 million as at June 30, 2023, the Company's working capital of approximately $13.68 million, the anticipated ability to utilize the ATM program during the year, and the ability to scale down the exploration program in order to maintain greater than 12 months of funding as of the date of filing of these financial statements, alleviate doubt as to the Company's ability to continue as a going concern.

Subsequent to June 30, 2023, the Company utilized its ATM to raise gross proceeds of approximately $5.37 million.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Note 1 - Organization and Nature of Business (Continued)

DTRC Merger Transaction

On September 10, 2021, the Company and DTRC entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of the non-controlling interest of DTRC where the Company would acquire the remaining shares (not previously owned) of DTRC for an equal number of shares of the Company and DTRC would merge with and into a subsidiary of the Company (the "DTRC Merger" or the "DTRC Transaction"). The DTRC Merger was approved by the stockholders of DTRC at a special meeting of stockholders and closed with an effective date of March 31, 2022.

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

Note 2 - Summary of Accounting Policies

Basis of Presentation

The accompanying financial statements of Dakota Gold Corp. have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the SEC for interim statements, and should be read in conjunction with the Company's audited financial statements and the notes thereto for the nine-month transition period ended December 31, 2022 included in its Transition Report on Form 10-KT, as filed with the SEC on March 22, 2023.

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

Basis of Consolidation

The condensed consolidated interim financial statements as at June 30, 2023 and December 31, 2022 include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada).

All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Note 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch. In addition, we have 100% ownership in the properties covered by the Barrick Option and Richmond Hill Option projects upon exercise of the underlying option. The individual claims, properties, options, and leases are aggregated into a single unit mining property, hereinafter referred to as the Black Hills Property and are all in the heart of the Homestake District of South Dakota, USA.

In total, the Black Hills Property consists of 1,950 unpatented mining claims (33,596 unpatented acres), the Homestake Option area (4,261 patented acres), the Richmond Hill Option area (2,126 patented acres), and additional lands and mineral rights throughout the district (6,401 patented acres) for a combination of surface and mineral lease rights covering a total of 46,384 acres. The Company has not established that any of its projects or properties contain proven or probable gold reserves under Subpart 1300 of Regulation S-K promulgated by the SEC S-K 1300.

As at June 30, 2023 and December 31, 2022, the carrying cost of the Company's mineral properties totaled $78,839,401 and $78,737,287, respectively. As at June 30, 2023, the Company is in the exploration stage and has not commenced amortization of its properties. The Company will capitalize certain costs to its projects when the costs can be specifically attributable to a project, or when it is reasonable to allocate those costs. General regional exploration expenses are not allocated to specific properties.

Note 4 - Property and Equipment

A summary of the Company's property and equipment is as follows:

	Estimated Useful Life (Years)	June 30, 2023	December 31, 2022

Land		$418,884	$70,000
Building	39	852,391	768,338
Furniture and equipment	3 to 5	799,946	754,969
		2,071,221	1,593,307
Less accumulated depreciation		(450,502)	(326,517)
Property and equipment, net		$1,620,719	$1,266,790

Depreciation expense for the three and six months ended June 30, 2023 was $63,245 and $123,985, respectively (three and six months ended June 30, 2022 - $48,218 and $78,811, respectively) and included in general and administrative expenses.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Note 5 - Accounts Payable and Accrued Liabilities

A summary of the Company's accounts payable and accrued liabilities is as follows:

	June 30, 2023	December 31, 2022

Trade payables	$1,620,828	$1,752,312
Accrued liabilities	935,360	634,953
Other	21,641	127,598
	$2,577,829	$2,514,863

Note 6 - Stockholders' Equity

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

In connection with the domestication process on May 22, 2020, the Company changed its share capital structure from unlimited authorized shares of common stock without par value to 144,302,330 authorized shares of common stock, with a par value of $0.001 per share. On May 18, 2023, pursuant to the authorization and approval provided by the stockholders at the Company's Annual General Meeting, the Company increased its authorized shares of common stock to 300,000,000 shares.

Share Issuances During the Six Months Ended June 30, 2023

On October 21, 2022, the Company entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish an ATM program. Under the ATM program, the Company may offer and sell shares of common stock having aggregate proceeds of up to $50 million, from time to time, through any of the Sales Agents. During the six months ended June 30, 2023, the Company utilized its ATM program to raise gross proceeds of approximately $9.64 million by issuing 3,284,064 shares of common stock.

In addition, the Company issued:

(i)        37,500 shares of common stock pursuant to an exercise of stock options for proceeds of $12,000,

(ii)       9,018 shares of common stock pursuant to an exercise of warrants for proceeds of $18,757,

(iii)      18,609 shares of common stock to employees of the Company for the settlement of PSUs, and

(iv)      165,663 shares of common stock to employees of the Company for the settlement of RSUs (see "RSU" and "PSU" below).

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Note 6 - Stockholders' Equity (Continued)

Share Issuances During the Six Months Ended June 30, 2022

(i) On March 31, 2022, pursuant to the DTRC Transaction, the Company acquired the remaining outstanding shares of Dakota (the "acquisition of NCI"), whereby the Company issued 35,208,728 shares to DTRC's stockholders for the acquisition of 35,208,728 DTRC shares not previously owned by the Company, resulting in the Company owning 100% of DTRC upon the closing of the transaction (see Note 1),

(ii) DTRC issued 22,779 shares of common stock valued at $100,000 for investment in a mineral property, valued at the closing price on the date of issuance.

(iii) The Company issued 306,749 shares of common stock valued at $1,500,000 (included in DTRC's additional paid-in capital as at March 31, 2022) for investment in a mineral property, valued at the closing price on the date of issuance,

(iv) The Company issued 37,500 shares of common stock pursuant to an exercise of stock options for proceeds of $12,000, and

(v) The Company issued 800,000 shares of common stock to employees of the Company for the settlement of RSUs which vested on June 4, 2022.

Stock-based Compensation

Stock-based compensation expense was included in exploration and general and administrative expenses, based upon the primary activities of the grantees, as follows in the accompanying condensed consolidated interim statement of operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Exploration	$208,898	$337,066	$410,844	$850,812
General and administrative	1,047,600	1,585,451	2,138,388	4,311,047
Total stock-based compensation expense	$1,256,498	$1,922,517	$2,549,232	$5,161,859

Equity Awards

Pursuant to the DTRC Merger on March 31, 2022, the Company cancelled DTRCs outstanding stock options and replaced them with options of Dakota Gold Corp. ("DGC") under the "2022 Stock Incentive Plan" with the same terms and provisions. The 2022 Stock Incentive Plan had a total of 6,250,000 units available to award to the Company's directors, executive officers, employees and consultants. A unit can be a common stock purchase option ("stock option"), an RSU or a PSU.

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years and RSUs and PSUs have terms up to three years. As of June 30, 2023, a total of 3,501,507 units relating to the Company's 2022 Stock Incentive Plan remained available for future grants.

During the six months ended June 30, 2023, under the 2022 Stock Incentive Plan, the Company issued 333,588 stock options at an exercise price of $2.81 per share to certain executive officers, where vesting commences over a one-to-three-year period based on a time-of-service vesting condition. The grant date fair value of the options was $1.39 per share for those issued during the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company also granted RSUs with an average fair value of $2.83 and 329,182 PSUs with an average fair value of $, to executive officers, directors and employees. During the three months ended June 30, 2023, the Company granted 635,567 RSUs with a fair value of $3.72 each to an employee.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Note 6 - Stockholders' Equity (Continued)

There were no options, RSUs or PSUs granted during the six months ended June 30, 2022.

Stock Options

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the six months ended June 30, 2023: risk-free interest rate of 3.99%, estimated volatility of 65%, dividend yield of 0% and expected life of 3 - 4 years. There were no options granted during the three months ended June 30, 2023 or during the three and six months ended June 30, 2022.

Estimated volatility is calculated based on average volatility of the Company's peer group, because the Company does not have sufficient historical data. The Company will continue to use peer group volatility information until sufficient historical volatility of the Company is available to measure expected volatility for future grants. Peers are companies at similar stages of mine development and operating jurisdictions who have recently granted options with similar terms.

The stock-based compensation expense related to the options has been recognized in the Company's financial statements since the grant date and the fair value, estimated at the initial grant date using the Black-Scholes option pricing model, will continue to be amortized over the vesting period. As of June 30, 2023, the unrecognized compensation cost related to unvested options was $1,038,774, which will be recognized over a weighted average period of 1.49 years.

A summary of the Company's stock option activity for the six months ended June 30, 2023 and related information is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2022	3,999,572	$3.89	3.68	$937,420
Options granted	333,588	2.81
Options forfeited/cancelled	(46,875)	2.87
Options exercised	(37,500)	0.32
Outstanding as of June 30, 2023	4,248,785	$3.85	3.32	$724,195

Options exercisable as of June 30, 2023	3,167,565	$4.01	3.01	$687,500

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Note 6 - Stockholders' Equity (Continued)

A summary of the Company's options outstanding as at June 30, 2023 is as follows:

Expiry date	Number of options	Exercise price	Remaining life (years)
March 15, 2026	687,500	$1.92	2.71
May 17, 2026	1,856,250	$4.76	2.88
September 13, 2026	200,000	$5.09	3.21
October 18, 2026	300,000	$4.64	3.31
September 1, 2027	571,447	$3.01	4.18
November 18, 2027	300,000	$3.74	4.39
March 1, 2028	333,588	$2.81	4.68
	4,248,785

RSUs and PSUs

The PSUs granted in the six months ended June 30, 2023 vest over a three-year period. Each PSU award entitles the participant to receive a variable number of shares of the Company's common stock based on the Company's performance against the MVIS Global Junior Gold Miners Index for the relevant performance periods. The total number of shares that may be earned for PSUs is based on performance over the performance period and ranges from 0% to 200% of the target number of shares, based on the table below:

Company Stock Price Performance Relative to Index Performance by:	Index Multiplier
>=50%	200%
Equals	100%
negative 50%	50%
<negative 50%	0%

The fair value of the PSUs was determined using a Monte Carlo simulation, and the weighted average assumptions of the PSUs granted during the three and six months ended June 30, 2023 are as follows: a risk-free interest rate of 4.70%, an estimated volatility of 74%, an expected dividend yield of 0%, and an expected term of 1.83 years. The fair value of RSUs granted during the three and six months ended June 30, 2023 was measured at the grant-date price of the Company's shares. The RSUs and PSUs granted in the three and six months ended June 30, 2023, vest over a three-year period. The stock-based compensation expense related to RSUs and PSUs has been recognized in the consolidated financial statements since the grant dates and the fair values determined at the initial grant date will continue to be amortized over the vesting period.

The total grant date fair value of the RSUs and PSUs granted in the three and six months ended June 30, 2023 was calculated to be $47,060 and $3,019,933, respectively. There were no RSUs or PSUs granted during the three and six-months periods ended June 30, 2022. As of June 30, 2023, there was $3,149,813 of total unrecognized compensation cost related to unvested RSUs and PSUs, which will be recognized over a weighted average period of 1.64 years.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Note 6 - Stockholders' Equity (Continued)

A summary of the Company's RSU awards outstanding and activity during the six months ended June 30, 2023 is as follows:

	Number of RSU Awards	Weighted- average grant date fair value per award	Number of PSU Awards	Weighted- average grant date fair value per award

Outstanding at December 31, 2022	545,258	$3.17	112,842	$2.99
Granted	635,567	2.83	329,182	3.72
Settled	(226,050)	3.14	(37,615)	2.95
Outstanding at June 30, 2023	954,775	$2.95	404,409	$3.59

During the six months ended June 30, 2023, 37,615 PSUs settled at 86% of performance target through the issuance of 18,609 shares and payment of approximately $38,000 for related income taxes and 226,050 RSUs settled through the issuance of 165,663 shares and payment of approximately $225,000 for related income taxes.

Warrants

A summary of the Company's warrant activity for the six months ended June 30, 2023 is as follows:

	Warrants	Weighted average exercise price
Balance, December 31, 2022	7,612,111	$2.08
Exercised	(9,018)	2.08
Balance, June 30, 2023	7,603,093	$2.08

As of June 30, 2023, all 7,603,093 warrants, all with a remaining life of 2.71 years, expire on March 15, 2026.

Note 7 - Commitments and Contingencies

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

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Note 8 - Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the deferred income tax benefit reported in these condensed consolidated interim financial statements for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Income tax benefit computed at federal statutory rates	$(2,240,554)	$(1,475,764)	$(4,132,356)	$(3,050,352)
Non-deductible expenses	-	-		(14,397)
Change in valuation allowance	1,925,974	257,040	3,543,263	(3,457,718)
Deferred income tax benefit	$(314,580)	$(1,218,724)	$(589,093)	$(6,522,467)

The effective tax rates for the three and six months ended June 30, 2023 were 3.95% and 2.99% respectively. The effective tax rate for the six months ended June 30, 2023 is less than the expected statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred. The effective tax rates for the three and six months ended June 30, 2022 were 17.34% and 44.90% respectively.

Management has established a valuation allowance on certain deferred tax assets because the underlying deferred tax benefit may not be realized.

The tax effects of the temporary differences between the tax base of an asset or liability and their carrying amounts in the balance sheet are recognized as deferred tax assets or liabilities. Significant components of the deferred tax assets and the related valuation allowance are set out below:

	June 30, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$7,774,991	$7,123,439
Stock-based compensation	2,682,726	2,147,387
Total	10,457,717	9,270,826
Less: valuation allowance	(7,058,157)	(3,514,894)
Total deferred tax assets	3,399,560	5,755,932

Deferred tax liability:
Property and equipment	(25,460)	(25,460)
Mineral properties	(4,133,689)	(7,079,154)
Other	16,564	16,564
Total deferred tax liabilities	(4,142,585)	(7,088,050)

Deferred tax liabilities, net	$(743,025)	$(1,332,118)

Of a total of approximately $36.8 million of net operating loss carry forward, the net operating loss carry forward of approximately $8.5 million will begin to expire in 2027, as they were incurred prior to 2018. As a result of the DTRC Merger, DTRC's net operating losses prior to the merger date may be, by law, partially or entirely unavailable to offset future taxable income.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Note 8 - Income Taxes (Continued)

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There are no unrecognized tax benefits as of June 30, 2023 or December 31, 2022. We file income tax returns in the United States federally and in one state jurisdiction. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company's tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Note 9 - Subsequent Event(s)

Subsequent to June 30, 2023, the Company utilized its ATM to raise gross proceeds of approximately $5.37 million.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects", "anticipates", "plans", "estimates" or "intends", the negatives thereof, variations thereon and similar expressions, or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to:

• the progress, potential and uncertainties of the Company's exploration program at our properties located in the Homestake District of South Dakota;

• our assessment that the Homestake District is a safe, low-cost jurisdiction in a favorable regulatory environment,

• our planned exploration activities across our portfolio of exploration targets, including our plan to prepare an estimate of mineral resources under S-K 1300;

• proposed expenditures for exploration and general and administrative costs during the fiscal year ending December 31, 2023;

• the success of getting the necessary permits for future drill programs and future project exploration;

• expectations regarding the sufficiency of the Company's existing funds for the remainder of the current fiscal year and our ability to raise capital and to continue the Company's exploration plans on our properties in the future; and

• plans regarding anticipated expenditures at the Black Hills Property.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with or related to:

• the potential lack of defined mineral resources pursuant to S-K 1300;

• the potential failure to successfully execute management's strategy;

• the Company's history of losses and need for additional financing;

• our limited operating history;

• our properties all being in the exploration stage;

• our lack of history in producing metals from our properties;

• our need for additional financing to develop a producing mine, if warranted;

• our exploration activities not being commercially successful;

• ownership of surface rights at our Black Hills Property;

• any increase in operational costs, which may affect our financial condition;

• any shortage of equipment and supplies adversely affecting our ability to operate;

• mining and mineral exploration being inherently dangerous;

• mineralization estimates;

• any changes in mineralization estimates affecting the economic viability of our properties;

• potential uninsured perils;

• our mineral operations being subject to market forces beyond our control;

• future fluctuations in commodity prices;

• the permitting, licenses and approval processes;

• governmental and environmental regulations;

• pending or future legislation regarding the mining industry and climate change;

• potential environmental lawsuits;

• our land reclamation requirements;

• the potential health risks present in gold mining;

• possible amendments to mining laws, mineral withdrawals of similar actions;

• any weaknesses that may be identified in our internal controls over financial reporting;

• ongoing or future pandemics;

• cybersecurity and cyber-attacks;

• title in our properties;

• competition in the gold and silver mining industries;

• changing economic conditions;

• our ability to manage our growth;

• the potential difficulty of attracting and retaining qualified personnel, both employees and skilled contractors;

• our dependence on key personnel;

• our SEC filing history; and

• our securities.

This list is not exhaustive of the factors that may affect the Company's forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

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

Since the Company is an exploration stage company as defined under S-K 1300 and has not generated revenues to date, its business is subject to numerous contingencies and risk factors beyond its control, including exploration and development risks, competition from well-funded competitors, and its ability to manage growth.

Overview

The Company's goal is to create stockholder value through the acquisition, responsible exploration, and future development of high caliber gold properties in the Homestake District of South Dakota. Management and the technical teams cumulatively have several hundred years of international mining and exploration experience and key personnel have more than 50 combined years in the Homestake District, mostly with the Homestake Mining Company, as well as other exploration companies that have operated in the region. We believe that the vast experience of our personnel uniquely positions us to leverage our knowledge of past exploration and mining activities in the Homestake District. Combined with our use of modern exploration and mining techniques, geologic understanding from experience in other mines and new research and information extracted from our recent new geophysical surveys, we plan to focus our programs to build upon the historic dominance of the Homestake Mining Company from the 1990s.

The Homestake District has yielded approximately 44.6 million ounces of gold production as of 2022, with most of it coming from within a small area. The production ledges of the old mine define a cumulative surface projection area of much less than 3 square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Modern statistical studies of ore deposit trends and a widely accepted understanding of the distribution of large gold camps around the world indicates that large gold deposits generally form in distinct camps, which normally occur in clusters that show predictable distributions. The Company believes this might be true for the Homestake District. Outside of the mine area, the Homestake District has been underexplored and lacks the modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

Since 2012, the Company has consistently pursued a strategy of expanding its portfolio of brownfield properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating mineral potential. Property acquisitions are focused and based on (i) past exploration, (ii) access to proprietary data sets that the Company has assembled over the years, and (iii) new research and remote data magnetics, gravity and radiometric data acquisition that have been recently conducted over the district that hosts the Homestake gold deposit.

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

Drill Programs and Results

Permitting and site preparations were initiated for the first drilling program on the iron-formation target and other Tertiary-age replacement targets in the Maitland area and drilling commenced in early 2022. Drilling is ongoing, both at Maitland and at Richmond Hill. Dakota Gold has completed permit applications and environmental fieldwork for exploration in three project areas and currently has eight active permits in place. A ninth permit application is also in progress with the South Dakota Department of Agriculture and Natural Resources (SDDANR). Targeting and permitting in some of the other brownfield areas may also be identified and advanced for drilling as exploration activities continue and priorities change throughout the year. Dakota Gold completed 105,256 feet (31,896 meters) of core drilling on three projects in the six months ended June 30, 2023 and 190,231 (57,646 meters) feet since drilling commenced in the first quarter of 2022. The areas drilled were located within the Maitland Project, the Richmond Hill Project, and the Cambrian Unconformity Project.

On February 8, 2023, the Company announced the discovery of the Unionville Zone, a Tertiary-age replacement style gold system hosted in Precambrian rocks located below Tertiary-age Cambrian hosted replacement mineralization, which was extracted from the overlying, historical Maitland Mine during the early part of the 1900s.

On May 4, 2023, the Company announced it discovered the JB Gold Zone at the Maitland Gold Project with drill hole MA23C-017 intersecting 0.365 oz/ton Au over 15.3 feet (12.51 grams/tonne over 4.7 meters). The intersection is in the same high-grade quartz-carbonate vein, chlorite-arsenopyrite-pyrrhotite mineralization style as the Homestake Mine and we believe is part of the same Precambrian mineralizing event.

On June 8, 2023, the company announced an infill and validation drilling program within the historical resource areas at Richmond Hill. The work includes preliminary metallurgical test work and a new geologic model based on core drilling completed by the Company.

On August 3, 2023 announced it had extended the JB Gold Zone Discovery by 562 feet (171.3 meters) with Drill Hole MA23C-022 intersecting 0.570 oz/ton over 16.5 feet (19.55 grams/tonne over 5.0 meters) on its Maitland Gold Project in South Dakota.

Planned Activities

The Company's continued activities in fiscal 2023 will be focused on advancing exploration drilling on its Maitland and Richmond Hill projects and validation and infill drilling, in order to complete an estimate of mineral resources under S-K 1300 on the historical resources at Richmond Hill.

The Company continues to model and evaluate data acquired through its regional high-definition airborne magnetic survey, supplemented by other geophysical surveys completed in 2021 and 2022, to enhance possible drill targets as well as to screen targets on other brownfields areas of interest within the Homestake District. Field sampling and mapping programs have been initiated at the Maitland, Blind Gold, Richmond Hill, Tinton, City Creek, and the Barrick Option properties. The Company continues to locate, evaluate, and add to the historic information in its regional and project level data sets much of which is from the 145-year-old Homestake Mining Company files acquired in the Barrick Option agreement but also from other private and public sources.

At the current rate of drilling activity at the project, the Company anticipates expenditures of approximately $30 million during the fiscal year ending December 31, 2023, of which approximately $18 million has been spent during the six months ending June 30, 2023. In order to fund the anticipated level of expenditures, the Company will need to raise additional capital. Should we be unable to raise such capital, the Company will scale down the exploration program to ensure that more than 12 months of funding is available as of December 31, 2023.

The Company has not established that any of its properties or projects contain mineral resources or mineral reserves as defined under S-K 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, as described under "Forward-Looking Statements" above. The Company cannot offer assurance that its expenses will either meet or exceed its projections.

Liquidity and Capital Resources

The Company is in the exploration-stage and does not generate revenues. As such, the Company finances its operations and the acquisition and exploration of its mineral properties through the issuance of common stock, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.

As of June 30, 2023, the Company has working capital of approximately $13.68 million and an accumulated deficit of approximately $25.30 million. The Company had a net loss for the six months ended June 30, 2023 of approximately $19.09 million.

During the six months ended June 30, 2023, the Company issued a total of 3,284,064 shares of common stock under its ATM program for net proceeds of approximately $9.38 million, another 37,500 shares of common stock for the exercise of stock options for proceeds of approximately $0.01 million and 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of approximately $0.02 million.

Subsequent to June 30, 2023, the Company utilized its ATM to raise gross proceeds of approximately $5.37 million. During 2023, the Company anticipates total cash expenditures of approximately $30 million.

Results of Operations

Comparison of Three-Month Periods ended June 30, 2023 and 2022

We had losses from operations for the three months ended June 30, 2023 and 2022, totaling approximately $10.18 million and $7.08 million respectively, losses before income tax of approximately $10.14 million and $7.03 million respectively, and deferred tax benefits of approximately $0.31 million and $1.22 million respectively, leading to net losses of approximately $9.82 million and $5.81 million, respectively.

Revenue

We had no operating revenues during the three months ended June 30, 2023 and 2022 and do not expect to generate revenues at any time in the near future.

Exploration Expenses

During the three months ended June 30, 2023 and 2022, our exploration expenses totaled approximately $7.60 million and $3.77 million, respectively. The year-over-year increase primarily related to the level of activity associated with drilling, where there were four drills operating on the Black Hills Property during the quarter, compared to an average of one in the prior year. Included in these costs were non-cash exploration-related stock-based compensation expenses of approximately $0.21 million and $0.34 million for the three months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2023 and 2022, were approximately $2.58 million and $3.31 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations and other general and administrative expenses necessary for our operations. The decrease was primarily due to decreased stock-based compensation allocated to administration expenses of $1.05 million for the three months ended June 30, 2023 (compared to approximately $1.59 million for the three months ended June 30, 2022 due to a one-time stock grant associated with the acquisition of Dakota Territory), decreased support costs included in general and administrative costs of approximately $1.22 million (compared to approximately $1.35 million for the three months ended June 30, 2022), decreased investor relations expenses of approximately $0.05 million for the three months ended June 30, 2023 (compared to approximately $0.11 million for the three months ended June 30, 2022, when there were higher costs related to the DTRC Merger and listing on the NYSE American) and decreased consulting expenses of approximately $0.04 million for the three months ended June 30, 2023 (compared to approximately $0.79 million for the three months ended June 30, 2022, largely relating to the acquisition of Dakota Territory), partially offset by increased professional fees of approximately $0.16 million for the three months ended June 30, 2023 (compared to approximately $0.13 million for the three months ended June 30, 2022, largely due to the acquisition of Dakota Territory).

We earned interest income from bank accounts for the three months ended June 30, 2023 and 2022 of approximately $0.04 million and $0.02 million, respectively, which was higher as a result of a higher interest rates.

Comparison of Six Month Periods ended June 30, 2023 and 2022

We had losses from operations for the six months ended June 30, 2023 and 2022, totaling approximately $19.75 million and $14.72 million respectively, losses before income tax of approximately $19.68 million and $14.53 million respectively, and deferred tax benefits of approximately $0.59 million and $6.52 million respectively, leading to net losses of approximately $19.09 million and $8.00 million.

Revenue

We had no operating revenues during the six months ended June 30, 2023 and 2022 and do not expect to generate revenues at any time in the near future.

Exploration Expenses

During the six months ended June 30, 2023 and 2022, our exploration expenses totaled approximately $14.44 million and $4.99 million, respectively. The increase year over year primarily related to the level of activity associated with drilling, where there was an average of four drills operating on the Black Hills property during the six months ending June 30, 2023, compared to only one in the prior year. Included in these costs were non-cash exploration-related stock-based compensation expenses of approximately $0.41 million and $0.85 million for the six months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2023 and 2022, were approximately $5.32 million and $9.73 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The decrease was primarily due to decreased stock-based compensation allocated to administration expenses of $2.14 million for the six months ended June 30, 2023 (compared to approximately $3.90 million for the six months ended June 30, 2022, largely relating to a one-time grant associated with the acquisition of Dakota Territory), decreased support costs included in general and administrative costs of approximately $2.68 million for the six months ended June 30, 2023 (compared to $4.68 million for the six months ended June 30, 2022), decreased consulting expenses of approximately $0.05 million for the six months ended June 30, 2023 (compared to approximately $0.32 million for the six months ended June 30, 2022, largely relating to the acquisition of Dakota Territory) and decreased investor relations expenses of approximately $0.07 million for the six months ended June 30, 2023 (compared to approximately $0.29 million for the six months ended June 30, 2022, when there were higher costs related to the DTRC Merger and listing on the NYSE American) and decreased professional fees of approximately $0.25 million for the six months ended June 30, 2023 (compared to approximately $0.46 million for the six months ended June 30, 2022, largely relating to the acquisition of Dakota Territory).

We earned interest income of approximately $0.09 million from bank accounts in each of the six months ended June 30, 2023 and 2022.

The effective tax rate for the six months ended June 30, 2023 is less than the statutory rate, due to a lower tax benefit for stock-based compensation related to RSUs that were issued during the period, when compared to what was recognized during the vesting period for those units, and a change in our valuation allowance related to our net operating losses.

Cash Flows Used in Operating Activities

During the six months ended June 30, 2023 and 2022, the Company's cash flows used in operating activities were approximately $17.04 million and $8.97 million, respectively. Cash used in operations for six months ended June 30, 2023 increased year over year, primarily as a result of an increasing number of drill rigs from one in January 2022 to four by June 30, 2023.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2023 and 2022, cash flow used in investing activities were approximately $0.58 million and $2.79 million, respectively. In the six months ended June 30, 2023, the cash used in investing activities consisted of approximately $0.10 million for acquisition of mineral properties and $0.48 million for property and equipment. In the six months ended June 30, 2022, the cash used in investing activities consisted of approximately $2.51 million for acquisition of mineral properties and $0.24 million for property and equipment and $0.04 million for reclamation deposits. The decrease in property acquisition costs was due to having completed strategic acquisitions by the end of June 2022. The higher acquisition of property and equipment in the six months ended June 30, 2022 related to start-up costs required to initiate the drilling program in January 2022.

Cash Flows from Financing Activities

During the six months ended June 30, 2023 and 2022, cash flows from financing activities were approximately $9.14 million and $0.01 million respectively. During the six months ended June 30, 2023, the Company issued 3,284,064 shares of common stock under the ATM program for net proceeds of approximately $9.38 million, 37,500 shares of common stock for the exercise of stock options for proceeds of $0.01 million and 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of $0.02 million. In addition, the Company paid income taxes related to vested RSUs and PSUs totaling approximately $0.26 million on behalf of the employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective as of June 30, 2023.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's Transition Report on Form 10-KT for the nine months ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended June 30, 2023, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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
Dated: August 10, 2023

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: August 10, 2023