Form 10-Q
period 2023-09-30
Dakota Gold Corp.
filed 2023-11-13
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Yes [  ] No [X]

As of November 13, 2023, there were 86,740,272 shares of common stock outstanding.

DAKOTA GOLD CORP.

SEPTEMBER 30, 2023

(UNAUDITED)

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (Unaudited)

	September 30, 2023	December 31, 2022

ASSETS

Current assets
Cash and cash equivalents	$12,755,451	$23,911,722
Receivable	128,988	107,356
Prepaid expenses and other current assets	539,470	618,913
Total current assets	13,423,909	24,637,991

Non-current assets
Mineral rights and properties	79,149,401	78,737,287
Property and equipment	2,001,872	1,266,790
Other assets	391,650	380,651
Total assets	$94,966,832	$105,022,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,069,911	$2,514,863
Lease liabilities - current	133,150	-
Total current liabilities	2,203,061	2,514,863

Non-current liabilities
Lease liabilities	127,315	-
Deferred tax liability	458,141	1,332,118
Total liabilities	2,788,517	3,846,981

Commitments and contingencies (Note 7)	-	-

Stockholders' equity
Capital stock, par value $0.001; 300,000,000 shares of common stock authorized, 79,073,605 and 73,341,001 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	79,074	73,341
Additional paid-in capital	125,946,271	107,317,974
Accumulated deficit	(33,847,030)	(6,215,577)
Total stockholders' equity	92,178,315	101,175,738
Total liabilities and stockholders' equity	$94,966,832	$105,022,719

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Operating expenses
Exploration expenses	$6,944,976	$4,677,900	$21,381,844	$9,666,629
General and administrative expenses	1,915,041	2,396,284	7,231,744	12,125,899
Loss from operations	(8,860,017)	(7,074,184)	(28,613,588)	(21,792,528)

Other income (expenses)
Foreign exchange loss	(8,402)	(113,171)	(28,089)	(19,513)
Interest income	66,465	70,213	161,839	169,412
Total other income (expenses), net	58,063	(42,958)	133,750	149,899

Loss before income taxes	(8,801,954)	(7,117,142)	(28,479,838)	(21,642,629)
Income tax expense - current	(25,592)	-	(25,592)	-
Deferred income tax benefit	284,884	541,187	873,977	7,063,654
Net loss	$(8,542,662)	$(6,575,955)	$(27,631,453)	$(14,578,975)
Less: Net loss attributable to non-controlling interest	-	-	-	(3,453,900)
Net loss attributable to Dakota Gold Corp.	$(8,542,662)	$(6,575,955)	$(27,631,453)	$(11,125,075)

Basic and diluted loss per share	$(0.11)	$(0.09)	$(0.36)	$(0.16)

Weighted average number of basic and diluted shares of common stock outstanding	78,076,879	72,030,959	75,971,667	71,414,721

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2023	2022

Operating activities
Net loss	$(27,631,453)	$(14,578,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	237,349	132,243
Stock-based compensation expense	3,450,101	5,850,211
Deferred income tax benefit	(873,977)	(7,063,654)
Changes in assets and liabilities:
Receivable	(21,632)	(90,554)
Prepaid expenses and other current assets	79,443	(412,658)
Accounts payable and accrued liabilities	(444,952)	1,067,327
Net cash used in operating activities	(25,205,121)	(15,096,060)

Investing activities
Purchases of mineral rights and properties	(412,114)	(3,325,143)
Purchases of property and equipment	(711,966)	(300,285)
Reclamation deposit paid	-	(20,000)
Security deposits paid	(95,747)	-
Cash used in investing activities	(1,219,827)	(3,645,428)

Financing activities
Net proceeds from sale of common stock on at-the market ("ATM") program	15,441,134	-
Proceeds from exercise of stock options	72,000	12,000
Proceeds from exercise of warrants	18,757	7,503
Payments of income taxes on restricted stock units ("RSUs") and performance stock units ("PSUs")	(263,214)	-
Cash provided by financing activities	15,268,677	19,503

Net change in cash and cash equivalents	(11,156,271)	(18,721,985)
Cash and cash equivalents, beginning of period	23,911,722	46,790,482
Cash and cash equivalents, end of period	$12,755,451	$28,068,497

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amortization of deferred ATM offering costs offset against additional paid-in capital	$(153,637)	$-
Common stock issued for purchase of mineral properties	-	2,275,000
Common stock issued for acquisition of non-controlling interest	-	48,799,274

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	73,341,001	$73,341	$107,317,974	$(6,215,577)	$101,175,738
Common stock issued for ATM program, net of amortized issuance costs	1,886,800	1,887	4,860,987	-	4,862,874
Common stock issued for PSUs	18,609	19	(19)	-	-
Payments of income taxes on PSUs	-	-	(38,000)	-	(38,000)
Common stock issued for exercise of options	37,500	37	11,963	-	12,000
Common stock issued for exercise of warrants	9,018	9	18,748	-	18,757
Stock-based compensation expense	-	-	1,292,734	-	1,292,734
Net loss	-	-	-	(9,266,031)	(9,266,031)
Balance, March 31, 2023	75,292,928	75,293	113,464,387	(15,481,608)	98,058,072
Common stock issued for ATM program, net of amortized issuance costs	1,397,264	1,397	4,482,708	-	4,484,105
Common stock issued for RSUs	165,663	166	(166)	-	-
Payments of income taxes on RSUs	-	-	(225,214)	-	(225,214)
Stock-based compensation expense	-	-	1,256,498	-	1,256,498
Net loss	-	-	-	(9,822,760)	(9,822,760)
Balance, June 30, 2023	76,855,855	76,856	118,978,213	(25,304,368)	93,750,701
Common stock issued for ATM program, net of amortized issuance costs	2,186,500	2,187	6,007,220	-	6,009,407
Common stock issued for exercise of options	31,250	31	59,969	-	60,000
Stock-based compensation expense	-	-	900,869	-	900,869
Net loss	-	-	-	(8,542,662)	(8,542,662)
Balance, September 30, 2023	79,073,605	$79,074	$125,946,271	$(33,847,030)	$92,178,315

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional		Non-	Total
	Number		Paid-in	Retained	Controlling	Stockholders'
	of Shares	Amount	Capital	Earnings	Interest	Equity
Balance, December 31, 2021	35,641,667	$35,641	$44,001,171	$11,806,295	$55,346,251	$111,189,358
Dakota Territory Resource Corp. ("DTRC") common stock issued for purchase of mineral properties	-	-	-	-	1,600,000	1,600,000
Stock-based compensation expense	-	-	-	-	3,239,342	3,239,342
Change in non-controlling interest	-	-	2,607,724	-	(2,607,724)	-
Issuance of stock for acquisition of non-controlling interest	35,208,728	35,209	48,764,065	-	(48,799,274)	-
Elimination of non-controlling interest on acquisition	-	-	5,324,695	-	(5,324,695)	-
Net earnings (loss)	-	-	-	1,259,605	(3,453,900)	(2,194,295)
Balance, March 31, 2022	70,850,395	70,850	100,697,655	13,065,900	-	113,834,405
Common stock issued for RSUs	800,000	800	(800)	-	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	-	12,000
Common stock issued for purchase of mineral properties	306,749	307	(307)	-	-	-
Stock-based compensation expense	-	-	1,922,517	-	-	1,922,517
Net loss	-	-	-	(5,808,725)	-	(5,808,725)
Balance, June 30, 2022	71,994,644	71,994	102,631,028	7,257,175	-	109,960,197
Common stock issued for exercise of warrants	3,607	4	7,499	-	-	7,503
Common stock issued for purchase of mineral properties	180,000	180	674,820	-	-	675,000
Stock-based compensation expense	-	-	688,352	-	-	688,352
Net loss	-	-	-	(6,575,955)	-	(6,575,955)
Balance, September 30, 2022	72,178,251	$72,178	$104,001,699	$681,220	$-	$104,755,097

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

On March 31, 2022, the DTRC Merger (defined below) and the acquisition of the remaining shares of Dakota Territory Resource Corp. ("DTRC") by the Company was completed. DTRC was merged with and into a subsidiary of the Company, with the subsidiary continuing as the surviving company and prior to completion of the DTRC Merger, JR changed its name to Dakota Gold Corp. (see "DTRC Merger Transaction" below).

Liquidity

The Company's mineral properties are at the exploration stage and are without declared mineral reserve or resource and therefore have not generated revenues. The business of exploring for minerals involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines (see Risk Factors in the Company's 10-KT for the 9-months ended December 31, 2022). Major expenditures are required to establish ore reserves, to develop metallurgical processes, to acquire construction and operating permits, and to construct mining and processing facilities. The amounts shown as Mineral rights and properties represent acquisition and holding costs and do not necessarily represent present or future recoverable values. The recoverability of the amounts shown for Mineral rights and properties is dependent upon the Company obtaining the necessary financing to complete the necessary exploration of the properties, the discovery of economically recoverable reserves, development of the properties and future profitable operations or through sale of the assets.

These condensed consolidated interim financial statements for the three and nine months ended September 30, 2023 and 2022 ("financial statements") have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of September 30, 2023, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes its cash balance of approximately $12.76 million as at September 30, 2023, the Company's working capital of approximately $11.22 million, the anticipated ability to utilize the at-the market ("ATM") program during the year, and the ability to scale down the exploration program in order to maintain greater than 12 months of funding as of the date of filing of these financial statements, are factors demonstrating the Company's ability to continue as a going concern. Subsequent to September 30, 2023, the Company raised gross proceeds of $19.55 million through additional financing.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

Note 1 - Organization and Nature of Business (Continued)

On October 11, 2023, the Company entered into a binding agreement with OMF Fund IV SPV C LLC, an entity managed by Orion Mine Finance ("Orion"), for an investment of $17 million in the Company and a commitment from Orion for future financing support. On October 20, 2023, Orion purchased 6,666,667 shares of common stock of the Company at a price of $2.55 per share for aggregate gross proceeds of $17 million in a registered direct offering (the "Orion Equity Investment"). Following the closing of the Orion Equity Investment, Orion owns approximately 7.8% of the Company's issued and outstanding shares of common stock. Concurrent with the consummation of the Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of up to $1 million, with $75,000 paid at closing and the remaining $925,000 payable by Orion upon the achievement of certain development milestones.

In connection with the Orion Equity Investment, Orion has been granted a right to match the terms of future financings of the Company (the "Matching Right"). Orion's Matching Right does not include any equity or convertible debt offering conducted by the Company on a non-brokered basis or conducted by banks or brokers with aggregate proceeds of up to $200 million (of which no more than $50 million may be in the form of unsecured convertible debt), including equity issuances from the Company's ATM offering program. Both the Orion Equity Investment and the Matching Right will expire on the earlier of (i) October 11, 2033, (ii) the date that is 24 months after the date the Company obtains all permits and planning approvals necessary for construction on one of its material properties, and (iii) the closing of a financing by the Company in the aggregate amount of at least $300 million, so long as the Company complied with its obligation to permit Orion to exercise its Matching Right.

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

Pursuant to the Merger Agreement, the DTRC stockholders received one share of Dakota Gold common stock for each share of DTRC's common stock owned at the time of the closing. After the closing of the DTRC Merger, the former stockholders of DTRC and the Company owned approximately 49% and 51%, respectively, of the combined entity.

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

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

Note 2 - Summary of Accounting Policies

Basis of Presentation

The interim Condensed Consolidated Financial Statements ("interim statements") of Dakota Gold Corp. have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the U.S. Securities and Exchange Commission ("SEC") for interim statements, and should be read in conjunction with the Company's audited financial statements and the notes thereto for the nine-month transition period ended December 31, 2022 included in its Transition Report on Form 10-KT, as filed with the SEC on March 22, 2023.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent transition period ended December 31, 2022, as reported in the Company's Transition Report on Form 10-KT, have been omitted. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements of the Company and in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.

Basis of Consolidation

The interim financial statements for the nine months ended September 30, 2023 and 2022 include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada).

All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Note 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch properties. In addition, we have 100% ownership in the properties covered by the Barrick Option and Richmond Hill Option projects upon exercise of the underlying option. The individual claims, properties, options, and leases are aggregated into a single unit mining property, hereinafter referred to as the Black Hills Property and are all in the heart of the Homestake District of South Dakota, USA.

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

The carrying cost of the Company's mineral properties totaled $79,149,401 and $78,737,287 as of September 30, 2023 and December 31, 2022, respectively. The Company has not commenced amortization of its mineral properties. The Company will capitalize certain costs to its projects when the costs can be specifically attributable to a project, or when it is reasonable to allocate those costs. General regional exploration expenses are not allocated to specific properties.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

Note 4 - Property and Equipment

A summary of the Company's property and equipment is as follows:

	Estimated Useful Life (Years)	September 30, 2023	December 31, 2022

Land		$418,884	$70,000
Building	39	1,087,089	768,338
Furniture and equipment	3 to 5	799,300	754,969
Operating lease assets	2 to 5	260,465	-
		2,565,738	1,593,307
Less accumulated depreciation		(563,866)	(326,517)
Property and equipment, net		$2,001,872	$1,266,790

Depreciation expense for the three and nine months ended September 30, 2023 was $113,364 and $237,349, respectively (three and nine months ended September 30, 2022 - $53,432 and $132,243, respectively) and is included in general and administrative expenses. Operating lease assets are amortized on a straight-line basis for the remaining lives of their respective lease terms.

Note 5 - Accounts Payable and Accrued Liabilities

A summary of the Company's accounts payable and accrued liabilities is as follows:

	September 30, 2023	December 31, 2022

Trade payables	$983,863	$1,752,312
Accrued liabilities	1,051,005	634,953
Other	35,043	127,598
	$2,069,911	$2,514,863

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

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

Share Issuances During the Nine Months Ended September 30, 2023

On October 21, 2022, the Company entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish an ATM program. Under the ATM program, the Company may offer and sell shares of common stock having aggregate proceeds of up to $50 million, from time to time, through any of the Sales Agents. During the nine months ended September 30, 2023, the Company utilized its ATM program to raise gross proceeds of approximately $15.79 million by issuing 5,470,564 shares of common stock.

In addition, the Company issued:

(i)  68,750 shares of common stock pursuant to an exercise of stock options for proceeds of $72,000;

(ii)  9,018 shares of common stock pursuant to an exercise of warrants for proceeds of $18,757;

(iii)  18,609 shares of common stock to employees of the Company for the settlement of PSUs; and

(iv)  165,663 shares of common stock to employees and directors of the Company for the settlement of RSUs.

Share Issuances During the Nine Months Ended September 30, 2022

(i) On March 31, 2022, pursuant to the DTRC Transaction, the Company acquired the remaining outstanding shares of Dakota (the "acquisition of NCI"), whereby the Company issued 35,208,728 shares to DTRC's stockholders for the acquisition of 35,208,728 DTRC shares not previously owned by the Company, resulting in the Company owning 100% of DTRC upon the closing of the transaction (see Note 1);

(ii) The Company issued 306,749 shares of common stock valued at $1,500,000 (included in DTRC's additional paid-in capital as at March 31, 2022) for investment in a mineral property, valued at the closing price on the date of issuance;

(iii) The Company issued 37,500 shares of common stock pursuant to an exercise of stock options for proceeds of $12,000;

(iv) The Company issued 800,000 shares of common stock to employees of the Company for the settlement of RSUs which vested on June 4, 2022;

(v) The Company issued 180,000 shares of common stock valued at $675,000, in connection with the amendment to the Richmond Hill Option agreement; and

 (vi)         The Company issued 3,607 shares of common stock pursuant to an exercise of warrants for proceeds of $7,503.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

Note 6 - Stockholders' Equity (Continued)

Stock-based Compensation

Stock-based compensation expense is included in exploration as well as general and administrative expenses, based upon the primary activities of the grantees, as follows in the accompanying condensed consolidated interim statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Exploration	$162,042	$188,816	$572,886	$1,039,628
General and administrative	738,827	499,536	2,877,215	4,810,583
Total stock-based compensation expense	$900,869	$688,352	$3,450,101	$5,850,211

Equity Awards

Pursuant to the DTRC Merger on March 31, 2022, the Company cancelled DTRCs outstanding stock options and replaced them with options of the Company under the "2022 Stock Incentive Plan" with the same terms and provisions. The 2022 Stock Incentive Plan had a total of 6,250,000 units available to award to the Company's directors, executive officers, employees and consultants. A unit can be a common stock purchase option ("stock option"), an RSU or a PSU.

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years and RSUs and PSUs have terms up to three years. As of September 30, 2023, a total of 3,517,132 units relating to the Company's 2022 Stock Incentive Plan remained available for future grants.

During the nine months ended September 30, 2023, under the 2022 Stock Incentive Plan, the Company issued 333,588 stock options at an exercise price of $2.81 per share to certain executive officers, where vesting commences over a one-to-three-year period based on a time-of-service vesting condition. The grant date fair value of the options was $1.39 per share for those issued during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company granted 635,567 RSUs with an average fair value of $2.83 and 329,182 PSUs with an average fair value of $3.72, to executive officers, directors and employees.

During the nine months ended September 30, 2022, under the 2022 Stock Incentive Plan, the Company issued 571,447 stock options at an exercise price of $3.01 per share to certain executive officers, where vesting commences over a one-to-three-year period based on a time-of-service vesting condition. The grant date fair value of the options was $1.43 per share for those issued during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company granted 420,260 RSUs with an average fair value of $3.01 and 112,840 PSUs with an average fair value of $2.99, to executive officers, directors and employees.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

Note 6 - Stockholders' Equity (Continued)

Stock Options

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted during the nine months ended September 30, 2022: risk-free interest rate of 3.15%, estimated volatility of 65%, dividend yield of 0% and expected life of 3.35 years.

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

The stock-based compensation expense related to the options has been recognized in the Company's financial statements since the grant date and the fair value, estimated at the initial grant date using the Black-Scholes option pricing model, will continue to be amortized over the vesting period. As of September 30, 2023, the unrecognized compensation cost related to unvested options was $783,284, which will be recognized over a weighted average period of 1.39 years.

A summary of the Company's stock option activity for the nine months ended September 30, 2023 and related information is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2022	3,999,572	$3.89	3.68	$937,420
Options granted	333,588	2.81
Options forfeited/cancelled	(62,500)	3.34
Options exercised	(68,750)	1.05
Outstanding as of September 30, 2023	4,201,910	$3.86	3.08	$570,938

Exercisable as of September 30, 2023	3,187,565	$4.05	2.77	$570,938

A summary of the Company's options outstanding as at September 30, 2023 is as follows:

Expiry Date	Number of Options	Exercise Price	Remaining Life (Years)
March 15, 2026	656,250	$1.92	2.46
May 17, 2026	1,840,625	$4.76	2.63
September 13, 2026	200,000	$5.09	2.96
October 18, 2026	300,000	$4.64	3.05
September 1, 2027	571,447	$3.01	3.93
November 18, 2027	300,000	$3.74	4.14
March 1, 2028	333,588	$2.81	4.42
	4,201,910

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

Note 6 - Stockholders' Equity (Continued)

RSUs and PSUs

The PSUs granted in the nine months ended September 30, 2023 vest over a three-year period. Each PSU award entitles the participant to receive a variable number of shares of the Company's common stock based on the Company's performance against the MVIS Global Junior Gold Miners Index for the relevant performance periods. The total number of shares that may be earned for PSUs is based on performance over the performance period and ranges from 0% to 200% of the target number of shares, based on the table below:

Company Stock Price Performance Relative to Index Performance by:	Index Multiplier
>=50%	200%
Equals	100%
negative 50%	50%
<negative 50%	0%

The fair value of the PSUs was determined using a Monte Carlo simulation, and the weighted average assumptions of the PSUs granted during the three and nine months ended September 30, 2023 are as follows: a risk-free interest rate of 4.70%, an estimated volatility of 74%, an expected dividend yield of 0%, and an expected term of 1.83 years. The fair value of RSUs granted during the three and nine months ended September 30, 2023 was measured at the grant-date price of the Company's shares. The RSUs and PSUs granted in the three and nine months ended September 30, 2023, vest over a three-year period. The stock-based compensation expense related to RSUs and PSUs has been recognized in the consolidated financial statements since the grant dates and the fair values determined at the initial grant date will continue to be amortized over the vesting period.

The total grant date fair value of the RSUs and PSUs granted in the three and nine months ended September 30, 2023 was calculated to be $47,060 and $3,019,933, respectively. The total grant date fair value of the RSUs and PSUs granted in the three and nine months ended September 30, 2022 was calculated to be $1,602,479 and $1,602,479, respectively.

As of September 30, 2023, there was $2,504,433 of total unrecognized compensation cost related to unvested RSUs and PSUs, which will be recognized over a weighted average period of 1.50 years.

A summary of the Company's RSU awards outstanding and activity during the nine months ended September 30, 2023 is as follows:

	Number of RSU Awards	Weighted- Average Grant Date Fair Value per Award	Number of PSU Awards	Weighted- Average Grant Date Fair Value per Award

Outstanding as of December 31, 2022	545,258	$3.17	112,842	$2.99
Granted	635,567	2.83	329,182	3.72
Settled	(226,050)	3.14	(37,615)	2.95
Outstanding as of September 30, 2023	954,775	$2.95	404,409	$3.59

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

Note 6 - Stockholders' Equity (Continued)

During the nine months ended September 30, 2023, 37,615 PSUs settled at 86% of performance target through the issuance of 18,609 shares and payment of approximately $38,000 for related income taxes and 226,050 RSUs settled through the issuance of 165,663 shares and payment of approximately $225,000 for related income taxes.

Warrants

A summary of the Company's warrant activity for the nine months ended September 30, 2023 is as follows:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2022	7,612,111	$2.08
Exercised	(9,018)	2.08
Balance, September 30, 2023	7,603,093	$2.08

As of September 30, 2023, the 7,603,093 warrants, all with a remaining life of 2.46 years, expire on March 15, 2026.

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

Note 8 - Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the deferred income tax benefit reported in these interim financial statements for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Income tax benefit computed at federal statutory rates	$(1,848,405)	$(1,475,764)	$(5,980,761)	$(3,050,352)
Non-deductible expenses	-	-	-	(14,397)
Change in valuation allowance	1,563,521	257,040	5,106,784	(3,457,718)
Deferred income tax benefit	$(284,884)	$(1,218,724)	$(873,977)	$(6,522,467)

The effective tax rates for the three and nine months ended September 30, 2023 were 3.24% and 3.07%, respectively. The effective tax rate for the nine months ended September 30, 2023 is less than the expected statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred.

DAKOTA GOLD CORP.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023 and 2022 (Unaudited)

Note 9 - Subsequent Events

Subsequent to September 30, 2023S, the Company utilized its ATM to raise gross proceeds of $2.55 million.

On October 20, 2023, the Company and Orion consummated the Orion Equity Investment (see Note 1). Following the closing of the Orion Equity Investment, Orion owns approximately 7.78% of the Company's issued and outstanding shares of common stock.

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

• the success of getting the necessary permits for future drill programs and future project exploration; and

• expectations regarding the sufficiency of the Company's existing funds for the remainder of the current fiscal year and our ability to raise capital and to continue the Company's exploration plans on our properties in the future.

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

• potential uninsured or underinsured perils;

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

The Homestake District has yielded approximately 44.6 million ounces of gold production as of 2022, with most of it coming from within a small area. The production ledges of the old mine define a cumulative surface projection area of much less than 3 square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Modern statistical studies of ore deposit trends and a widely accepted understanding of the distribution of large gold camps around the world indicates that large gold deposits generally form in distinct camps, which normally occur in clusters that show predictable distributions. The Company believes this might be true for the Homestake District. Outside of the current mine area footprint, the Homestake District has been underexplored and lacks the modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

The Company continues to pursue a strategy of expanding its portfolio of brownfield properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating mineral potential. Property acquisitions are focused and based on (i) past exploration, (ii) access to proprietary data sets that the Company has assembled over the years, and (iii) new research and remote data magnetics, gravity and radiometric data acquisition that have been recently conducted over the district that hosts the Homestake gold deposit.

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

Drill Programs and Results

Permitting and site preparations were initiated for the first drilling program on the iron-formation target and other Tertiary-age replacement targets in the Maitland area and drilling commenced in early 2022. Drilling is ongoing, both at Maitland and at Richmond Hill. Dakota Gold has completed permit applications and environmental fieldwork for exploration in three project areas and currently has eight active permits in place. A ninth permit application is also in progress with the South Dakota Department of Agriculture and Natural Resources (SDDANR). Targeting and permitting in some of the other brownfield areas may also be identified and advanced for drilling as exploration activities continue and priorities change throughout the year. Dakota Gold completed 105,256 feet (31,896 meters) of core drilling on three projects in the nine months ended September 30, 2023 and 190,231 feet (57,646 meters) since drilling commenced in the first quarter of 2022. The areas drilled were located within the Maitland Project, the Richmond Hill Project, and the Cambrian Unconformity Project.

On February 8, 2023, the Company announced the discovery of the Unionville Zone, a Tertiary-age epithermal gold system hosted in Precambrian rocks located below Tertiary-age epithermal Cambrian-hosted replacement mineralization, which was extracted from the overlying, historical Maitland Mine during the early part of the 1900s.

On May 4, 2023, the Company announced it discovered the JB Gold Zone at the Maitland Gold Project with drill hole MA23C-017 intersecting 0.365 oz/ton Au over 15.3 feet (12.51 grams/tonne over 4.7 meters). The intersection is in the same high-grade quartz-carbonate vein, chlorite-arsenopyrite-pyrrhotite mineralization style as the Homestake Mine and is believed to be part of the same Precambrian mineralizing event.

On June 8, 2023, the Company announced an infill and validation drilling program within the historical resource areas at Richmond Hill. The work includes preliminary metallurgical test work and a new geologic model based on core drilling completed by the Company.

On August 3, 2023, the Company announced it had extended the JB Gold Zone Discovery by 562 feet (171.3 meters) with Drill Hole MA23C-022 intersecting 0.570 oz/ton Au over 16.5 feet (19.55 grams/tonne over 5.0 meters) on its Maitland Gold Project in South Dakota.

On September 7, 2023, the Company announced it completed the infill and validation drilling program within the historical resource areas at Richmond Hill. The Company is waiting for the final assays from this work, that finalize all samples to be included in the preliminary metallurgical test work, and the completion of a new geologic model based on core drilling completed by the Company to be used for resource estimation.

On September 27, 2023, the Company announced positive infill results for the Unionville Zone at the Maitland Gold Project and that it was preparing a tighter spaced drilling program to infill and extend mineralization defined in both the JB Homestake Mine-style, Precambrian-age gold zone and the overlapping Unionville Tertiary-age epithermal gold zone.

Planned Activities

The Company's continued activities in fiscal 2023 will be focused on infill drilling on its Maitland project and completion of the preliminary metallurgical program and model development in order to complete an estimate of mineral resources under S-K 1300 on the historical resources at Richmond Hill.

The Company continues to model and evaluate data acquired through its regional high-definition airborne magnetic survey, supplemented by other geophysical surveys completed in 2021 and 2022, to enhance possible drill targets as well as to screen targets on other brownfields areas of interest within the Homestake District. Field sampling and mapping programs continue on the Maitland, Blind Gold, Richmond Hill, Tinton, City Creek, and the Barrick Option properties. The Company continues to locate, evaluate, and add to the historic information in its regional and project level data sets much of which is from the 145-year-old Homestake Mining Company files acquired in the Barrick Option agreement but also from other private and public sources.

At the current rate of drilling activity at the project, the Company anticipates expenditures of approximately $35 million during the fiscal year ending December 31, 2023, of which approximately $26 million has been spent during the nine months ending September 30, 2023.

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

As of September 30, 2023, the Company has working capital of approximately $11.22 million and an accumulated deficit of approximately $33.85 million. The Company had a net loss for the nine months ended September 30, 2023 of approximately $27.63 million.

During the nine months ended September 30, 2023, the Company issued a total of 5,470,564 shares of common stock under its ATM program for net proceeds of approximately $15.35 million, another 68,750 shares of common stock for the exercise of stock options for proceeds of approximately $0.72 million and 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of approximately $0.02 million.

Subsequent to September 30, 2023, the Company utilized its ATM to raise gross proceeds of approximately $2.55 million.

On October 20, 2023, the Company and Orion consummated the Orion Equity Investment, as disclosed in Note 1 to the financial statements. Following the closing of the Orion Equity Investment, Orion owns approximately 7.8% of the Company's issued and outstanding shares of common stock.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

We had losses from operations for the three months ended September 30, 2023 and 2022, totaling approximately $8.86 million and $7.07 million, respectively, losses before income tax of approximately $8.80 million and $7.12 million, respectively, and deferred tax benefits of approximately $0.28 million and $0.54 million, respectively, leading to net losses of approximately $8.54 million and $6.58 million, respectively.

Exploration Expenses

During the three months ended September 30, 2023 and 2022, our exploration expenses totaled approximately $6.94 million and $4.68 million, respectively. The year-over-year increase primarily related to the level of activity associated with drilling. During the three months ending September 30, 2023, the Company was active with four drills as we completed our Richmond Hill drilling for the purpose of an expected resource to be published in 2024. Drilling for the purpose of a resource achieved higher productivity for the exploration drills, which increases the cost as certain consumable use related directly to footage drilled. As well, due to the nature of the resource drilling, a higher proportion of the drilling required cutting of the core and assaying for gold and other elements, compared to the exploration drilling which occurred in 2022. During the three months ending September 2022, drilling was ramping up, as the company began drilling in January and ramped up through the year to finish in December of 2022 with four drills. Included in these costs were non-cash exploration-related stock-based compensation expenses of approximately $0.16 million and $0.19 million for the three months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2023 and 2022, were approximately $1.92 million and $2.40 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations and other general and administrative expenses necessary for our operations. The decrease was primarily due to decreased support costs included in general and administrative costs of approximately $0.87 million (compared to approximately $1.54 million for the three months ended September 30, 2022), decreased investor relations expenses of approximately $0.03 million for the three months ended September 30, 2023 (compared to approximately $0.18 million for the three months ended September 30, 2022) and decreased consulting expenses of approximately $0.01 million for the three months ended September 30, 2023 (compared to approximately $0.05 million for the three months ended September 30, 2022), partially offset by increased stock-based compensation allocated to administration expenses of $0.74 million for the three months ended September 30, 2023 (compared to approximately $0.50 million for the three months ended September 30, 2022) and increased professional fees of approximately $0.16 million for the three months ended September 30, 2023 (compared to approximately $0.08 million for the three months ended September 30, 2022).

Support costs were higher for the three months ending September 30, 2022 compared to the three months ending September 30, 2023 as the Company continued to have costs related to the completion of the DTRC Merger, the Company's listing of its warrants, and the Company conducting its AGM in August during 2022. In addition, there were costs to develop the organizational capacity to operate four drill rigs.

Other Income

We earned interest income from bank accounts for the three months ended September 30, 2023 and 2022 of approximately $0.07 million and $0.07 million, respectively.

Comparison of Nine Months Ended September 30, 2023 and 2022

We had losses from operations for the nine months ended September 30, 2023 and 2022, totaling approximately $28.61 million and $21.79 million, respectively, losses before income tax of approximately $28.48 million and $21.64 million respectively, and deferred tax benefits of approximately $0.87 million and $7.06 million, respectively, leading to net losses of approximately $27.63 million and $14.58 million.

Exploration Expenses

During the nine months ended September 30, 2023 and 2022, our exploration expenses totaled approximately $21.38 million and $9.67 million, respectively. The increase year over year primarily related to the level of activity associated with drilling, where there was an average of four drills operating on the Black Hills property during the nine months ending September 30, 2023, compared to 2022, where drilling commenced in January of 2022 and ramped up through the year to finish in December of 2022 with four drills operating. Included in these costs were non-cash exploration-related stock-based compensation expenses of approximately $0.57 million and $1.04 million for the nine months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2023 and 2022, were approximately $7.23 million and $12.13 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The decrease was primarily due to decreased stock-based compensation allocated to administration expenses of $2.88 million for the nine months ended September 30, 2023 (compared to approximately $4.81 million for the nine months ended September 30, 2022, largely relating to a one-time grant associated with the acquisition of Dakota Territory), decreased support costs included in general and administrative costs of approximately $3.55 million for the nine months ended September 30, 2023 (compared to $5.81 million for the nine months ended September 30, 2022), decreased consulting expenses of approximately $0.06 million for the nine months ended September 30, 2023 (compared to approximately $0.36 million for the nine months ended September 30, 2022, largely relating to the acquisition of Dakota Territory) and decreased investor relations expenses of approximately $0.11 million for the nine months ended September 30, 2023 (compared to approximately $0.48 million for the nine months ended September 30, 2022, when there were higher costs related to the DTRC Merger and listing on the NYSE American) and decreased professional fees of approximately $0.41 million for the nine months ended September 30, 2023 (compared to approximately $0.53 million for the nine months ended September 30, 2022, largely relating to the acquisition of Dakota Territory).

Other Income

We earned interest income from bank accounts for the nine months ended September 30, 2023 and 2022 of approximately $0.16 million and $0.17 million.

The effective tax rate for the nine months ended September 30, 2023 is less than the statutory rate, due to a lower tax benefit for stock-based compensation related to RSUs that were issued during the period, when compared to what was recognized during the vesting period for those units, and a change in our valuation allowance related to our net operating losses.

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2023 and 2022, the Company's cash flows used in operating activities were approximately $25.21 million and $15.10 million, respectively. Cash used in operations for nine months ended September 30, 2023 increased year over year, primarily as a result of having four active rigs for the entirely of the nine-month period ended September 30, 2023, compared to 2022 where the number of drill rigs increased from one in January 2022 to four by the end of 2022.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2023 and 2022, cash flow used in investing activities were approximately $1.22 million and $3.65 million, respectively. In the nine months ended September 30, 2023, the cash used in investing activities consisted of approximately $0.41 million for purchases of mineral properties and $0.71 million for property and equipment. In the nine months ended September 30, 2022, the cash used in investing activities consisted of approximately $3.33 million for acquisition of mineral properties and $0.30 million for property and equipment and $0.02 million for a reclamation deposit. The decrease in property acquisition costs was due to having completed the majority of planned strategic acquisitions by the end of June 2022. The higher acquisition of property and equipment in the nine months ended September 30, 2022 related to start-up costs required to initiate the drilling program in January 2022.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023 and 2022, cash flows from financing activities were approximately $15.27 million and $0.02 million, respectively. During the nine months ended September 30, 2023, the Company issued 5,470,564 shares of common stock under the ATM program for net proceeds of approximately $15.44 million, 68,750 shares of common stock for the exercise of stock options for proceeds of $0.07 million and 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of $0.02 million. In addition, the Company paid income taxes related to vested RSUs and PSUs totaling approximately $0.26 million on behalf of the employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective as of September 30, 2023.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's Transition Report on Form 10-KT for the nine months ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended September 30, 2023, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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
Dated: November 13, 2023

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: November 13, 2023