Form 10-K
period 2023-12-31
Dakota Gold Corp.
filed 2024-03-28
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity of Dakota Gold Corp. held by non-affiliates as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $230,894,927, based on the closing price of the common stock of $2.92 as reported on the NYSE American.

As of March 28, 2024, there were 87,703,942 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the 2024 annual meeting of stockholders to be filed within 120 days after December 31, 2023 are incorporated by reference in Part III of this annual report on Form 10-K.

Auditor Firm ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Denver, Colorado, USA

PRELIMINARY NOTES

As used in this transition report on Form 10-K ("annual report"), references to "Dakota", "Dakota Gold", "the Company," "we," "our," or "us" mean Dakota Gold Corp. and its predecessors, as the context requires.

GLOSSARY OF TERMS

Alteration	Any physical or chemical change in a rock or mineral subsequent to its formation.

Breccia	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Brownfield	A property, the expansion, redevelopment, or reuse of which may be complicated by the presence or potential presence of a hazardous substance, pollutant, or contaminant.

Concession	A grant of a tract of land made by a government or other controlling authority in return for stipulated services or a promise that the land will be used for a specific purpose.

Core	The long cylindrical piece of a rock, about an inch in diameter, brought to the surface by diamond drilling.

Diamond drilling	A drilling method in which the cutting is done by abrasion using diamonds embedded in a matrix rather than by percussion. The drill cuts a core of rock, which is recovered in long cylindrical sections.

Drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

Exploration	Work involved in searching for ore, usually by drilling or driving a drift.

Exploration expenditures	Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects that may contain mineral deposit reserves.

Grade	The average assay of a ton of ore, reflecting metal content.

Host rock	The rock surrounding an ore deposit.

Homestake District	All the historical mining districts, mines, and prospects in the Northern Black Hills and for all mineral types and ages. This includes major Tertiary intrusive complexes in the Northern Black Hills and extends approximately from the Tinton Dome on the Wyoming border on the west to Highway 90 at the town of Sturgis to the east and from the town of Spearfish on the north to the Brownsville community near Roubaix along Forest Service road 227 to the south.

Homestake Mining Company	Mining company which operated the Homestake Mine for over 125 years, producing over 40 million ounces of gold in the Homestake District. Homestake Mining Company was acquired by the Barrick Gold Mining Company in 2001.

Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lode	A mineral deposit in solid rock.

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituents, e.g., gold ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal form.

Mineralization	The presence of minerals in a specific area or geological formation.

Mineral Reserve	An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted

Mineral Resource	A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Paleoplacer deposits	Consist of placer (ancient) concentrations of minerals in which the host material is a consolidated rock.

Prospect	A mining property, the value of which has not been determined by exploration.

S-K 1300	Subpart 1300 of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

Tonne	A metric ton which is equivalent to 2,200 pounds.

Trend	A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, or fold.

Unpatented mining claim	A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim.

Vein	A mineralized zone having a more or less regular development in length, width, and depth, which clearly separates it from neighboring rock.

v

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this annual report on Form 10-K (this "Form 10-K") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "assume," "believe," "budget," "contemplate," "continue," "could," "estimate," "expect," "forecast," "initial," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "proposed," "should," "will," "would" and similar terms, phrases, and expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:

  our businesses and prospects and our overall strategy
  the progress, potential and uncertainties of the Company's exploration program;
  our planned exploration activities across our portfolio of exploration targets;
  our planned or estimated capital expenditures for exploration and general and administrative costs;
  government regulations, including our ability to obtain, and the timing of, necessary government permits and approvals;
  expectations regarding the availability of our liquidity and capital resources, and our ability to scale down spending if sufficient resources are not available;
  our ability to obtain financing as needed and the terms of such financing transactions;
  progress in developing our projects and the timing of that progress; and
  attributes and future values of the Company's projects or other interests, operations or rights.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation risks associated with or related to:

  lack of defined mineral resource or mineral reserve estimates prepared in accordance with S-K 1300;
  the failure to successfully execute management's strategy and manage our growth;
  our limited operating history and history of losses, including the potential for future losses uncertainty as to future production at our mineral exploration and development properties;
  our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;
  ownership of surface rights at our Black Hills Property;
  mining exploration and development risks, including risks related to regulatory approvals, operational hazards and accidents, equipment breakdowns, labor and contractor disputes, contractual disputes related to exploration properties, unanticipated or increased operating costs and other unanticipated difficulties;
  potential health risks associated with mining and mineral exploration;
  fluctuations in commodity prices;
  future adverse legislation regarding the mining industry and climate change;
  uncertainties associated with potential litigation matters, including environmental lawsuits;
  our land reclamation requirements;
  our ability to maintain the adequacy of internal control over financial reporting;
  adverse technological changes and cybersecurity threats;
  title in our properties;
  competition in the gold and silver mining industries;
  economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets;
  our ability to attract and retain key management and mining personnel necessary to successfully operate and grow our business;
  volatility in the market price of our listed securities; and
  other factors set forth under Item 1A. Risk Factors of this Form 10-K.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Form 10-K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this Form 10-K are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

PART I

Item 1. Business

Corporate History

Dakota Gold Corp. was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada, including a name change to "Dakota Gold Corp." On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"), pursuant to which Dakota Territory stockholders, other than Dakota Gold, were entitled to receive one share of Dakota Gold common stock for each share of Dakota Territory common stock (the "DTRC Merger"). As a result of the DTRC Merger, Dakota Gold delivered 35,209,316 shares of the Company's common stock to former holders of Dakota Territory common stock.

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

The Company maintains 100% ownership of 11 mineral properties in the Homestake District comprised of 2,044 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 48,006 acres located in the Homestake Mining District of South Dakota, including the Blind Gold, City Creek, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, the Barrick Option, Richmond Hill and Cambrian Unconformity Properties, all of which are located in the heart of the Homestake District. Please see Item 2. Properties for additional information.

To date, we have not established that any of our properties contain Mineral Resources or Mineral Reserves under S-K 1300.

Significant Developments

  On March 8, 2022, the Company completed a reverse split of its common stock on a 1 for 35,641,667 / 49,398,602 basis. All share numbers and common stock prices presented give effect to the reverse split.
  In August 2022, the Board of Directors of the Company, pursuant to the bylaws and based upon the recommendation of its Audit Committee, approved a change in the Company's fiscal year end from March 31 to December 31, effective as of December 31, 2022. As a result, this Form 10-K includes financial information for the transition period from April 1, 2022, through December 31, 2022. Prior to the nine months ended December 31, 2022, our fiscal year ended on March 31. References in this report to the "transition period" refer to the nine-month period ended December 31, 2022.
  On February 8, 2023, the Company announced the discovery of the Unionville Zone in MA22C-009, which intercepted mineralized, Precambrian hosted, Tertiary-age, epithermal breccia beneath Cambrian hosted Tertiary replacement gold mineralization on the Maitland Gold Project.
  On May 4, 2023, the Company announced the discovery of the JB Zone in MA23C-017, which intercepted high-grade, Homestake-type, Precambrian mineralization over potentially mineable widths.
  On April 13, 2023, the Company announced commencement of an infill and step-out drilling program at the Richmond Hill Property.
  On October 12, 2023, the Company announced a strategic partnership with Orion Mine Finance whereby Orion invested $17 million into the Company.

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

Government Approvals

The exploration, drilling and mining industries operate in a legal environment that requires permits to conduct virtually all activities. Thus, permits are required by local, state and federal government agencies. Local authorities, usually counties, have control over mining activity. The various permits address issues such as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

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

Overview

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

The Clean Water Act (CWA)

The Federal Clean Water Act and implementing state statutes are the principal environmental protection laws regulating mining operations in the United States as it pertains to water quality. A permit is required for any operations that result in discharges of pollutants into waters of the U.S. The CWA also requires a permit issued by the U.S. Army Corps of Engineers for discharges of dredged and fill material in wetlands and other waters of the U.S.

At the state level, water quality is regulated by the Department of Agriculture and Natural Resources of the State of South Dakota. If our exploration or any future development activities might affect a ground water aquifer, we will have to apply for a Ground Water Discharge Permit from the Office of Water in compliance with the Groundwater Regulations. If exploration affects surface water, then compliance with the Surface Water Regulations is required.

Violations of CWA requirements can result in civil or criminal penalties. Sometimes, private citizens may also sue for violations of CWA requirements.

The Clean Air Act (CAA)

The Federal Clean Air Act establishes ambient air quality standards, restricts the emission of air pollutants from many stationary and mobile sources and establishes a federal air quality permitting program for such emissions, including from mining operations. Mining facilities may produce air emissions from stationary equipment, storage facilities, the use of trucks or heavy machinery. New sources may be required to obtain a permit before they begin construction operations.

Violations of CAA requirements can result in civil or criminal penalties. Sometimes, private citizens may also sue for violations of CAA requirements.

National Environmental Policy Act (NEPA)

NEPA requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined and requires federal agencies to prepare Environmental Impact Statements ("EIS") detailing the impacts. EISs are subject to comment and review by other federal agencies and the public. The NEPA process can cause delays in project development and can impact the feasibility of a project.

Endangered Species Act (ESA)

The ESA protects threatened and endangered species by prohibiting their "take," which includes harassing species or significantly modifying their habitat. The ESA also establishes an interagency consultation process. Compliance with the ESA can cause delays in project implementation and can increase costs of development. Noncompliance with the ESA can result in civil or criminal penalties.

National Forest Management Act

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

Wilderness Act

The Wilderness Act of 1964 created a National Wilderness Preservation System composed of federally owned areas designated by Congress as "wilderness areas" to be preserved for future use and enjoyment.

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)

CERCLA imposes clean-up liability and natural resource damages on certain classes of parties, including current or former owners and operators. Liability is joint and several and can be imposed regardless of fault or whether the owner or operator knew of contamination.

The Resource Conservation and Recovery Act (RCRA)

RCRA was designed and implemented to regulate the management and disposal of solid and hazardous wastes. It restricts solid waste disposal practices and the management, reuse or recovery of solid wastes and imposes substantial additional requirements on the subcategory of solid wastes that are determined to be hazardous. Like other statutes, RCRA provides for citizens' suits to enforce the provisions of the law.

National Historic Preservation Act

The National Historic Preservation Act was designed and implemented to protect historic and cultural properties. Compliance with the Act is necessary where federal properties or federal actions are undertaken, such as mineral exploration on federal land, which may impact historic or traditional cultural properties, including native or Indian cultural sites.

In the fiscal year ended December 31, 2023, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities, although costs may increase in future periods.

Employees

As of December 31, 2023, the Company had 41 full-time employees.

Insurance

We maintain insurance to protect against losses that may result from some risks, such as property loss and Directors and Officer's insurance, in amounts we believe to be reasonably consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability, political risk and seismic events. We cannot assure you that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks is generally either unavailable or, we believe, cost prohibitive, and we therefore do not maintain environmental insurance.

Research and Development

The Company has not spent any amounts during each of the last two fiscal years on research and development activities.

Office Facilities

Our principal executive offices are located at 106 Glendale Drive, Suite A, Lead, South Dakota 57754. Our telephone number is (605) 717-2540.

Available Information

This Form 10-K, our Transitional Report on Form 10-KT, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC. These reports are available free of charge on our website, www.dakotagoldcorp.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. Information contained on, or accessible through, our website is not a part of this annual report on Form 10-K, and the inclusion of our website address in this document is an inactive textual reference. Additionally, our filings with the SEC may be accessed through the SEC's website at www.sec.gov.

ITEM 1A. RISK FACTORS

Investors in Dakota Gold Corp. should consider carefully, in addition to the other information contained in, or incorporated by reference into, this annual report, the following Risk Factors before deciding to invest in the Company.

Risks Associated with Our Financial Condition

We have a limited operating history, currently generate no revenue, and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations, no earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the exploration stage. The success of our Company is significantly dependent on a successful acquisition, exploration, development and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable mineral reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We will require additional capital in order to develop any properties in which we establish the existence of commercially viable mineral resources in a commercially exploitable quantity into production. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

Upon the discovery of mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, engage in drilling operations and develop extraction and processing facilities (or make arrangements therefor) and infrastructure. We currently do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds. Although we may derive substantial benefits from the discovery of commercially exploitable deposits, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail. The availability of capital may be subject to macro-economic factors, general market conditions, the market's perception of the gold price and a declining gold price may negatively impact our ability to raise capital.

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

The share prices of gold exploration companies have significantly underperformed the movement in the price movements in physical gold. Even if the price of physical gold continues to increase from recent all time high prices, our share price may continue to decline due to this disconnect.

We have had historically negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of approximately $36.45 million for the fiscal year ended December 31, 2023. We had approximately $25.55 million of cash and cash equivalents as of December 31, 2023. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our operations is anticipated to involve consideration and evaluation of several significant factors that could adversely affect our ability to meet our business plans including, but not limited to:

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock and our ability to file registration statements pursuant to registration rights agreements and other commitments.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

Risks Associated with Our Business

The values of our properties are subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability in the event we commence future mining operations or sell the rights to mine, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration activities of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future progression of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the continuation of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

If we establish the existence of commercially viable mineral resources on any of our properties, we may not be able to obtain all required permits and licenses to place any of our properties into future potential production.

Our current and future operations, including additional exploration activities, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, exploration, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in mineral property exploration generally experience increased costs, and delays in exploration and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration and development activities, will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Parties engaged in exploration operations may be required to compensate those suffering loss or damage by reason of the exploration activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of exploration activities at our properties or require abandonment or delays in future activities.

Our business is subject to extensive evolving environmental regulations, including ones involving climate change, that may make exploring, or related activities prohibitively expensive, which could have a material adverse effect on our business.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration, or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend exploration operations or to enter into interim compliance measures pending the completion of the required remedy. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration will be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under specific federal and state exploration operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

Additionally, a number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

Both mineral exploration and extraction require permits from various federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.

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

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest. It is possible that our properties could be located on or near the site of a Federal Superfund cleanup project. Although we will endeavor to avoid such sites, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. We are not currently aware of any environmental issues or litigation relating to any of our current properties. Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties. There can be no assurance that our defense of such claims will be successful. A successful claim against us could have an adverse effect on our business prospects, financial condition and results of operation.

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

Dependence on our ability to hire qualified contractors required to conduct exploration drill programs and the ability to hire qualified and experienced technical staff and/or consultants materially impacts our business operations. In addition, we are dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness.

Future success is dependent on our ability to identify, hire, train and retain other qualified contractors, technical staff and consultants. Competition for these entities and individuals is intense and we may not be able to attract, assimilate, or retain qualified contractors and technical personnel. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed.

Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our business, financial condition, results of operations and cash flows could be adversely affected.

We will be subject to operating hazards and risks that may adversely affect our financial condition.

Exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition.

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

Possible amendments to the General Mining Law and other regulations could make it more difficult or impossible for us to execute our business plan.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such comprehensive legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) limit on the number of millsites that a claimant may use, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, and (vii) impose a fee on the amount of material displaced at a mine. Further, such legislation, if enacted, could have an adverse impact on earnings from our exploration operations, could reduce future estimates of any reserves we may establish and could curtail our future exploration activity on our unpatented claims.

Our ability to conduct exploration, and related activities may also be impacted by administrative actions taken by federal agencies.

We do not know if our properties contain any gold or other minerals that can be mined at a profit.

Natural resource exploration and exploring for gold, in particular, is a business that by its nature is very speculative. Although the properties on which we have the right to explore for gold are known to have historic deposits of gold, there can be no assurance such deposits can be mined at a profit. Whether a gold deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.

Our properties are in the exploration stage.

The Company has not established that any of its projects or properties contain mineral resources or mineral reserves as defined by S-K 1300. There is no assurance that we will establish the existence of any mineral reserves on those projects in commercially exploitable quantities. If we do not establish the existence of mineral reserves or mineral resources on those projects, we may lose all of the funds that we expend on exploration.

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

  fluctuation in production costs that make mining uneconomic, social, community or labor disputes resulting in work stoppages or delays, or related loss of social acceptance of community support, changes to legal and regulatory requirements,
  encountering unusual or unexpected formations,
  environmental hazards, noxious fumes and gases,

  ground and water conditions,
  difficult surface or underground conditions,
  industrial accidents,
  security incidents,
  failure of unproven or evolving technologies or loss of information integrity or data, metallurgical and other processing problems,
  mechanical and equipment performance problems,
  failure of pit walls, dams, declines, drifts and shafts,
  personal injury,
  fire, cave-ins, seismic activity, flooding, landslides or other inclement weather conditions, including those impacting operations or the ability to access and supply sites, unanticipated variations in grades of minerals or metals and other geologic problems, and decrease in the value of mineralized material due to lower gold, silver and metal prices.

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

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other minerals.

Gold exploration, and mineral exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. The recent inflationary environment has also resulted in a significant increase in costs. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may be denied the government licenses and permits which we need to explore or mine on our properties.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Native American graveyards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

We may not be able to maintain the infrastructure necessary to conduct exploration and development activities.

Our exploration and development activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Climate change or unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climate or seismic events, which could prevent us from gaining access to our property year-round.

Earthquakes, heavy rains, snowstorms, wildfires and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property. There may be short periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

We may acquire additional mining properties in the future and our business may be negatively impacted if reserves are not located on acquired properties or if we are unable to successfully execute and/or integrate the acquisitions.

We have in the past, and may in the future, acquire additional mining properties. There can be no assurance that reserves will be identified on any properties that we acquire. We may experience negative reactions from the financial markets if we complete acquisitions of additional properties and reserves are not located on acquired properties. There can be no assurance that we will be able to complete any acquisitions successfully, or that any acquisition will achieve anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position. These factors may adversely affect the trading price of our common stock.

Risks Associated with Our Common Stock

Investors' interests in our company will be diluted and investors may suffer dilution in their earnings per share if we issue additional shares or raise funds through the sale of equity securities.

On May 18, 2023, pursuant to the authorization and approval provided by the stockholders at the Company's Annual General Meeting, the Company increased its authorized shares of common stock to 300,000,000 shares. As of March 28, 2024, we have 87,703,942 shares of common stock issued and outstanding. The issuance of any additional shares to raise financing would be dilutive. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

  changes in the worldwide price for the metals we intend to mine;
  adverse results from our exploration, development, or production efforts;
  producing at rates lower than those targeted;
  political and regulatory risks and social unrest, including the conflict between Ukraine and Russia;
  weather conditions and extreme weather events, including unusually heavy rains;
  failure to meet our revenue or profit goals or operating budget;
  decline in demand for our common stock;
  downward revisions in securities analysts' estimates or changes in global financial markets and global economies and general market conditions;
  technological innovations by competitors or in competing technologies;
  investor perception of our industry or our prospects;
  lawsuits;
  economic impact from spread of disease;

  our ability to integrate and operate the companies and the businesses that we acquire;
  interest rate levels and expectations of future changes in interest rates;
  actions by government or central banks; and
  general economic trends.

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

Mineral resource exploration is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover valuable deposits, but from finding deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of resources acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulation, including regulations relating to royalties, allowable production and environmental protection, the combination of which factors may result in our company not generating an adequate return on investment capital.

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

As of March 28, 2024, our directors and officers as a group hold approximately 22% of our outstanding common stock. As a result, these individuals will be able to influence the outcome of stockholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions. The interests of our directors and officers in these matters may not always align with the interests of some of our stockholders.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to "emerging growth companies" or "smaller reporting companies," this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an "emerging growth company" within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2027, which is the end of the fiscal year in which the 5th anniversary of our initial public offering occurred, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30th, which is the last business day of our second fiscal quarter, in which case we would no longer be an emerging growth company as of the following January 1st, which is the beginning of the our fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks, with assistance from third-party service providers. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

Cybersecurity Threats

During the year ended December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

Item 2. Properties

Black Hills Property Area

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch Properties. In addition, we have 100% ownership in the Barrick Option, and the Richmond Hill Option Properties upon exercise of their underlying option payments. All are located in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, hereinafter referred to as the "Black Hills Property" (Figure 1).

Figure 1. General Location Map of the Black Hills Property.

Prior to 2022, exploration by Dakota Gold on its properties has been limited to field sampling programs, field mapping programs, geophysical surveys, and a campaign to acquire historical data sets that were known to exist for its property and the balance of the greater Homestake District. In late January 2022, Dakota Gold started its first drilling program and has since expanded its drilling programs to key project areas by increasing the number of drills to four.

A large portion of the important historical data has been acquired, digitized, and assembled into a new database in electronic form. In the case of historical geophysical data, the data has or is being digitized and reprocessed. Exploration data compilation is an ongoing activity as Homestake District-wide historical information is constantly being identified and incorporated from historical Homestake data acquired as part of land option agreements and from local public archival sources. This historical information is being augmented by active data collection in the field thru mapping, sampling and using remote geophysical methods.

Exploration plans and budgets have been prepared for each of the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, the Barrick Option, and the Richmond Hill Option project areas. The Cambrian Unconformity, City Creek, Maitland and Richmond Hill projects currently have permits with the South Dakota Division of Environment and Natural Resources ("SDDANR"). Current exploration plans may be modified pending the ongoing modeling and interpretation of the Company's airborne magnetic and radiometric survey data acquired in 2020 and 2021 and an IP-Resistivity survey completed at Richmond Hill in 2022. Dakota Gold's technical team continues to model using its geophysics, geology and geochemistry data sets to improve its ability to map and project lithology and structure in covered areas and/or where the company has less historical data.

Dakota Gold plans to release a mineral resource estimate under S-K 1300 for the Richmond Hill property in 2024.

Based on its experience in the Homestake District, Dakota Gold, together with the University of South Dakota, has modeled for the exploration, development, mining, and closure of a potential Homestake-style deposit within the same geological setting of the Homestake District. The strategy of this financial modeling is to determine whether, if Dakota Gold is technically successful defining its deposit expectation with drill holes, any identified deposit would make commercial sense to ultimately develop.

Dakota Gold's Black Hills Property has well-developed power infrastructure. All of Dakota Gold's claims and leases have power on the property now, or have nearby access to power with the potential to be upgraded for production if exploration proves successful.

As of December 31, 2023, Dakota Gold is in the exploration stage and has not commenced amortization of its claims or leases. All exploration expenditures are expensed as incurred.

Dakota Gold maintains 100% ownership of 11 mineral projects in the Homestake District comprised of 2,044 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 48,006 acres located in the Black Hills of South Dakota, including the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, as well as 100% ownership of the Barrick Option, and the Richmond Hill Option projects upon exercise of the underlying option, all of which are located in the heart of the Homestake District (Figure 2).

Figure 2. Detail Map Showing Claims and Leases of the Black Hills Property

The Homestake District is a favorable geologic gold setting with three unique gold deposit types that the Company believes have yielded approximately 44.6 million ounces of gold production over the past 140 years, including Proterozoic-age Homestake iron-formation hosted gold deposits, Tertiary-age replacement gold deposits and Cambrian paleoplacer gold deposits.

Dakota Gold has based the acquisition of its Black Hills claims, surface and mineral acreage and lease position on more than 50 years of combined mining and exploration experience in the Homestake District with Homestake Mining Company of California ("Homestake Mining Company") and the knowledge gained from previous exploration and mining efforts. Dakota Gold believes that its properties hold exploration targets for all three gold deposit types known to exist in the Homestake District.

The Homestake District is a low-cost jurisdiction with well-developed infrastructure and an existing experienced mining and exploration workforce. South Dakota's regulatory authorities have historically demonstrated a willingness to work with responsible operators to permit well-planned, compliant projects, and South Dakota's exploration and mining regulations are reasonable and comparable to other mining jurisdictions within the United States.

Dakota Gold's business strategy is to discover another Homestake-style deposit in the iron-formation host that is distributed across the Homestake District, largely under the cover of the younger igneous and sedimentary rocks that dominate the surface. In addition, Dakota Gold will evaluate and explore for large Tertiary gold deposits, of which there are several deposit styles known to exist in the Northern Black Hills. Dakota Gold continues to expand its land position in the Homestake District with the objective of simultaneously developing gold targets that could be brought into production in the near term.

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

In addition, a portion of Dakota Gold's mineral rights are composed of various ownerships of patented mineral rights including private surface lands with mineral rights, mineral rights severed from surface title and a few parcels of private surface with severed mineral rights. These lands are held 100% by the company but are in some cases controlled through option to purchase agreements subject to other obligations. These are identified in the individual property discussions below.

Exploration drilling done on private surface lands requires, in most cases, a notice be filed with the SDDANR prior to undertaking any exploration activities. The notice describes the proposed exploration activities and any remedial reclamation deemed necessary. The SDDANR reviews the application to ensure there will be no deleterious impacts because of activity prior to granting any approvals, including conditions for the proposed work.

A brief discussion of our specific properties included in the Black Hills Property is below. Because of the early stage of exploration activities on these properties, we do not consider any single property to be individually material at this time.

Richmond Hill Project

On October 14, 2021, Dakota Gold entered into an option agreement to acquire 100% of Barrick's interest in the Richmond Hill Property in the Homestake District, South Dakota. Under the terms of the agreement, Dakota Gold has a three-year option to acquire 2,126 acres of surface and mineral rights with attendant facilities. Dakota Gold issued 400,000 shares to Barrick and will make annual Option payments of $100,000 during the option period. Under the original terms of the Agreement, Dakota Gold had the right to exercise the Option on or before September 7, 2024, by assuming all liabilities and bonds associated with the Richmond Hill Property. In addition, on exercise of the option, Dakota Gold will issue Barrick an additional 400,000 shares and grant a 1% net smelter royalty ("NSR") to Barrick with respect to any minerals that may be recovered from the Richmond Hill Property. In September 2023, Dakota Gold amended their Richmond Hill Option agreement with Barrick which extended the option period to March 7, 2026 and increased the Richmond Hill Property size by an additional 489 mineral acres bringing the total mineral acreage for the project to approximately 2,615 mineral acres.

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

The Richmond Hill area is an important component of Dakota Gold's exploration strategy for the Homestake District. The property includes the past producing Richmond Hill mine and the mines of the Carbonate District. The Richmond Hill mine produced ore from Tertiary breccias dominantly hosted within Precambrian units that were processed as an open pit, heap leach operation. Tertiary-aged replacement gold mineralization, as well as possible Precambrian iron formation hosted mineralization were identified during exploration programs in the 1980s and 1990s.

Gold mineralization in breccia pipe bodies had previously been identified in the Richmond Hill, Richmond Hill North, Twin Tunnels, and Turnaround Breccia Pipes by LAC Minerals (USA) LLC. Dakota Gold followed up on this earlier work, and, by the end of 2023, completed 71 drill holes for a total of 123,573 feet (37,665 meters) which tested portions of the Twin Tunnels, Turnaround and Richmond Hill Breccia Pipes. Only three of the six known breccia pipes exposed at the Richmond Hill Gold Project have been subject to any drilling by the Company and all of the known breccia pipes on the Richmond Hill Gold Project remain open and/or lack drill testing to depth. These breccia pipes are associated with the Tertiary alkalic magmatism that generated most of the Tertiary-aged gold deposits in the Homestake District.

An aggressive drilling program was conducted on Richmond Hill in 2023, designed to accomplish two goals: (1) Validate the historic resources identified initially by LAC Minerals LLC in the 1980-90's, including metallurgical sampling, material characterization and generating a new geologic model; and (2) Expand and define additional resources through infill, step-out and depth extension drilling around and within the known resources area.

Future work planned for Richmond Hill includes the following (in order of priority): (1) completion of an S-K 1300 compliant maiden resource estimation in 2024; (2) expansion and step-out drilling around the future resource area; (3) exploration drilling around the other known, less tested, mineralized target areas; and (4) exploration drilling of geophysical targets under Paleozoic cover along the north and south extension of the Richmond Hill structural corridor.

Maitland Project

The Maitland project area is an important component of Dakota Gold's exploration strategy for the structural corridor that extends from the Homestake Gold Mine to Dakota Gold's Blind Gold Property at the northern end of the Homestake District. The Maitland Property covers the Homestake iron formation extending from the Blind Gold Property target at the north end to Homestake Mining Company's North Drift gold discovery of the late 1980s to the south. In addition to Precambrian aged gold mineralization hosted within the Homestake iron formation, the property area holds several Tertiary-aged zones of mineralization, including historic mines (e.g., Maitland Mine) hosted in the younger Paleozoic sedimentary and Tertiary intrusive rocks.

The initial 37.8 mineral acres of the Maitland project were acquired in April of 2017 through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. On October 26, 2020, Dakota Gold acquired 2,112 mineral-acres from Homestake Mining Company, a wholly owned subsidiary of Barrick. Pursuant to the terms of the definitive agreement, the Company paid consideration to Barrick comprised of $3.5 million cash and the issuance of 750,000 shares of Dakota Gold's common stock. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. From August 2021 through March 2022, Dakota Gold purchased additional surface rights over existing mineral rights of approximately 168.3 acres to facilitate the exploration of the Maitland Property. Two unpatented mineral claims were staked in late 2022 (6.4 acres) to cover fractional areas of interest on open BLM land. The project mineral rights now total 2,374 acres, all of which are located in the western portion of Lawrence County, South Dakota, USA within Black Hills Meridian, Township 5N, Range 2E, covering portions of Sections 12, 13, and 24, and Township 5N, Range 3E, covering portions of Sections 7, 8, 17, 18, 19 and 20. Annual claim maintenance fees total $330.

Access to the Maitland Gold project is gained by traveling 2 miles north of Lead on Highway 85/14A to Central City/Blacktail and then turning and traveling northwest approximately 1.7 miles on the Maitland Road. The property is proximal to the Company's Cambrian Unconformity Property and is contiguous to the Blind Gold and West Corridor Properties.

Dakota Gold began drilling at Maitland in 2022 and by the end of 2023 completed 36 drill holes extending over a distance totaling 123,000 feet (37,490 meters). On February 8, 2023, the Company announced the discovery of the Unionville Zone in MA22C-009, which intercepted Precambrian hosted, Tertiary-age, epithermal gold mineralization in a breccia located beneath Cambrian hosted Tertiary replacement gold mineralization on the horizon of the Maitland Mine in sedimentary cover. Then, on May 4, 2023, The Company announced the discovery of the JB Zone in MA23C-017, which intercepted high-grade, Homestake-type, Precambrian mineralization over potentially mineable widths. On August 1, 2023, the Company began using directional drilling equipment to accurately offset and step-out from the deeper JB Zone discovery intercept in MA23C-017, as well as, continuing an infilling program between widely spaced drill holes which identified the Unionville Zone and other high-grade intercepts of Homestake-style mineralization identified in earlier drilling.

The Company is planning to continue an aggressive drilling program at the Maitland Property in 2024, subject to the availability of funds from additional equity issuances. This drilling is focused on exploration and expansion of the JB and the Unionville Gold Zones announced in 2022 and early 2023. The drilling will include focused step-out drilling around recent drill hole intercepts, as well as continued extension of the Homestake iron-formation program within the structural corridor extending from Maitland to the Blind Gold Property at the north end of the Homestake District.

Barrick Option Project (the "Barrick Option")

Dakota Gold entered into a three-year option agreement on September 7, 2021, to acquire 4,261 acres of surface rights with attendant facilities and data held by Homestake Mining Company, a wholly owned subsidiary of Barrick. In consideration for the Option, Dakota Gold made a cash payment of $1.3 million and issued 1 million shares of common stock of the Company ("Shares") to Barrick and will make annual Option payments of $300,000 during the Option period. Dakota Gold may exercise the Option on or before September 7, 2024, by assuming all liabilities and bonds currently held by Homestake within the Homestake District. On November 20, 2023 it was announced that the option term was extended from September 7, 2024 to March 7, 2026. In addition, on exercise of the Option, Dakota Gold will issue Barrick 3 million additional shares and grant a 2.5% NSR to Barrick with respect to any gold that may be recovered from the Grizzly Gulch property (the "Grizzly Gulch").

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

The Barrick Option area was previously a part of, or utilized in support of, Homestake Mining Company's historic gold mining operations at Lead. Subdivisions of the property include Sawpit Gulch, Open Cut and Grizzly Gulch areas. As the property was previously disturbed by mining, Dakota Gold believes that potential exists for the Company to repurpose the property and remaining infrastructure for future operations if exploration is successful at Dakota Gold project areas that lie in close proximity. The Grizzly Gulch area of the property holds potential to re-process tailings from milling operations at the Homestake Gold Mine.

Blind Gold Project

Dakota Gold owns a 100% interest in the 191 mining claims (3,393 acres) and 39.4 acres of private surface land that comprise the Blind Gold project. In total, the Blind Gold claims cover approximately 3,433 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Ranges 2 and 3 E covering portions of Sections 1, 2, 11, 12, 13 and 14 in Range 2E and Sections 5, 6, 7, 8 and 18 in Range 3E.

Dakota Gold acquired 84 of the claims through the acquisition of North Homestake Mining Company in September 2012. In December 2012, Dakota Gold's Blind Gold property position was increased through the acquisition of 23 additional claims from Black Hills Gold Exploration LLC. Dakota Gold added 63 contiguous claims on its west and southwestern property boundary in February 2020 and in December 2020, 21 additional claims were at the western boundary of the property. In August 2022, Dakota Gold purchased a 39.4-acre land parcel along the west side of the Blind Gold claim block in order to facilitate drilling portions of the projected Homestake iron-formation target from private surface land. There are no known private surface rights owners within the bounds of the main block with all surface rights under the control of Dakota Gold and the USFS. The annual claim maintenance fees total $31,515.

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

The Blind Gold claims are located approximately 4 miles northwest and on structural trend with the Homestake Gold Mine. In the 1980s and 1990s, Homestake Mining Company's work in the Homestake District extended the Homestake iron-formation host under cover and demonstrated the repeatability of Homestake iron-formation-hosted gold deposits within the structural corridor extending northwest of the mine.

In addition to the exploration potential for gold hosted in the Homestake iron-formation, the Blind Gold project holds exploration potential for Tertiary-aged gold and silver replacement deposits typical of the Homestake District, with the mineralization hosted in the Cambrian Deadwood formation and to a lesser degree the Paha Sapa Limestone. The formation of Tertiary-age gold-silver replacement deposits is generally dependent on fault and fracture structures necessary to the transportation of mineralizing fluids and proximity to the preferential intrusive bodies, both of which are present at the Blind Gold claims. Tertiary-age gold mineralization is evidenced across the Blind Gold claims by numerous mapped prospect workings dating from the turn of the century in the Paha Sapa Limestone, Phonolite intrusive and Deadwood formation where it outcrops at the southwest corner of the property.

The Company's initial planned drill program at Blind Gold is to target Homestake iron-formations projected from the Maitland area into the Blind Gold property, gold-silver replacement deposits in the preferred Deadwood formation host under the cover of the Paha Sapa limestone emanating from the historic Maitland Gold Mine located south of the Blind Gold project boundary and structurally controlled, Precambrian hosted Tertiary mineralization and breccia bodies projected north from Unionville discovery located immediately to the south. Mineralized north-south vertical structures and breccia bodies extend from the Maitland Mine area into the Blind Gold property and can be traced for more than one mile thru historic trenching and prospects. This drilling will initially be done from drill platforms located on private surface lands located on the Maitland Property and other strategic land holdings west of the Blind Gold property.

Cambrian Unconformity Project

The Cambrian Unconformity Project was previously called the Homestake Paleoplacer project in all earlier reporting. The project name was changed to Cambrian Unconformity project in order to better describe the potential mineral targets which include Cambrian paleoplacer gold deposits, Tertiary epithermal gold mineralization along the Cambrian Unconformity associated with dikes, sills and crosscutting Tertiary-age veins and breccias and Tertiary replacement deposits in the Basal Deadwood Formation which overlie the Cambrian Unconformity.

The Cambrian Unconformity claims consist of a total of 14 unpatented mineral claims (110 acres) and approximately 253 patented surface and mineral acres for a total of 363 mineral acres covering approximately 5,700 feet of the projected northward extension of the Homestake-area paleoplacer channel trend in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range3E covering portions of Sections 20 and 21.

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

Dakota Gold drilled 6 drill holes on this property in 2022 to test for Cambrian placer gold deposits. Although no significant gold results were returned, the geology identified in the drilling led to a significant re-interpretation of the Precambrian basement rocks, as well as the paleochannel geometry below the Cambrian Unconformity. This new information will be incorporated and used for future targeting on the Cambrian Unconformity Property as well as the adjoining City Creek Project.

City Creek Project

The City Creek project consists of a group of 333 unpatented lode-mining claims (6,161 acres), and the Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba patented lode claims, M.S. 1644, the Davis Property, the Hoff Property and a portion of the Trucano Option (1,525 mineral acres). The unpatented claims and patented mineral property cover a total of approximately 7,687 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the property lies within the Black Hills Meridian, Township 5N, Range 3E covering portions of Sections 2, 3, 4, 5, 8, 9, 10, 11, 14 15, 16, 17, 21, 22, and 28; Township 6N, Range 3E, covering portion of section 33 and Township 5N, Range 4E, covering portions of section 3, 4, 7, 8, 9, 10, 11, 16, and 18.

Dakota Gold acquired the original block of 20 City Creek claims from Black Hills Gold Exploration LLC in December 2012. The patented lode claims Fidelity, Cresson, Danube, Confidence, Perhaps, Combination No. 1, Combination No. 2 and Cuba that comprise M.S. 1644 were acquired from Trucano Novelty Inc. in April 2017 with an addition 42 unpatented lode mining claims acquired by staking in November 2018. In July 2020, the Company recorded an additional 166 claims at the northern and eastern boundary of the City Creek block. In November 2021, the Davis property was acquired to fill a gap on the south end of the City Creek project. In March 2022, an option to purchase agreement was executed for the Hoff property, which filled a large land gap and allowed alternate access to the Maitland, Cambrian Unconformity and City Creek projects as well as access for drilling to other exploration targets that exists on the property. An additional 4 unpatented mining claims were staked in late 2022 to cover fractional areas of interest, and in mid 2023, an additional 92 claims were staked to the east of the existing City Creek claim block.

Dakota Gold owns a 100% interest in the property with no known encumbrance of any kind. The Davis property includes only surface rights while the larger Hoff property included both surface and mineral rights. The unpatented portion of the property is under the control of the USFS and the BLM. The annual claim maintenance fees total $54,945.

Access to the southwest end of the property is gained by traveling 0.6 miles west-northwest from the City of Deadwood along the Mount Roosevelt Road (Forest Service 133). The area can also be accessed from US Highway 85 in the City of Deadwood. The Hoff property can be accessed from Pendo Road off Highway 85 southeast of Spearfish, South Dakota, and by internal trails and roads that run the entire length of the property.

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

Numerous gold prospect pits and shallow underground workings in Homestake formation have been located at the City Creek project area and the stratigraphy has been mapped by both Homestake Mining Company and USGS geologists. The City Creek area saw limited diamond drilling by Homestake Mining Company in the 1970s and 1980s with encouraging results at current gold prices.

The Company plans additional targeting and permitting activities in order to prepare for future drilling programs on the property.

Tinton Project

The Tinton claims consists of a group of 428 unpatented lode-mining claims covering approximately 8,445.78 acres in the western portion of Lawrence County, South Dakota, and Crook County, Wyoming, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range1E covering portions of Sections 13, 14, 15, 16, 17, 18, 19, 20, 21, 22, 23, 24, 25, 26, 27, 28, 29, 32, 33, 34, 35, and 36, and Township 4N, Range1E covering portions of Sections 3, 4, and 5, and within the 6th Principal Meridian, Township 51 N, Range 60 W covering portions of Sections 21 and 28.

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

Placer gold was first discovered in the Tinton area in 1876 and placer claims in the local drainages have been worked almost continuously up to the present day. No source-lode has yet been located for the modern gold placer deposits.

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

Dakota Gold intends to resume the exploration begun by Homestake by building off the substantial work already invested in narrowing the search area. Additional geologic field work is planned for 2024.

West Corridor Project

The West Corridor project consists of 110 unpatented lode-mining claims (1,499 acres) and surface and mineral title to an additional 826 acres of patented land bringing the total area covered to approximately 2325 acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 5N, Range2E covering portions of Sections 23, 24, 25, 26, 27, 28, 34 and 35, and Township 5N, Range3E covering portions of Sections 19 and 30.

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

The West Corridor property is located just south of the mineral property Dakota Gold acquired from Deadbroke Mining Company in the Maitland Area in March of 2014, just north of the producing Wharf Mine (Coeur Mining, Inc.) and just to the south and east of the former Richmond Hill Mine (Barrick Gold Corporation ("Barrick"). Access to the property is gained by traveling 1 mile southwest of Lead, South Dakota ("Lead SD") on Highway 85/14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing west approximately 1.2 miles before turning and traveling 1 mile north on the Richmond Hill Road.

The property is located midway along on a structural trend that extends northward from the Wharf Gold Mine on to the south through Richmond Hill to the north and can be traced further to the north under Paleozoic cover rocks by its geophysical signature. The targets of interest on the property are for 1) iron-formation hosted gold mineralization under the cover of younger sedimentary and igneous rocks and 2) Tertiary-age gold and silver mineralization found in Precambrian basement rocks, breccia pipes, carbonate replacements and other styles of epithermal mineralization. Geological field work and sampling in planned on the West Corridor property for 2024 field season.

Ragged Top Project

The Ragged Top claims and property consists of 71 unpatented lode-mining claims (982 acres), staked in September and March 2021, plus a combination of surface and mineral title to an additional 25 patented mining claims covering approximately 307 acres that were secured on March 9, 2021, through an option agreement with Donald Valentine of Steamboat Springs, Colorado. On August 21, 2021, Dakota Gold purchased surface and mineral title to approximately 230 acres of patented land from Atlas Development Company. In total, the claims and property cover approximately 1,519 acres in the western portion of Lawrence County, South Dakota, USA that lie within the Black Hills Meridian, Township 5N, Range2E covering portions of Sections 19, 20, 22, 28, 29, 30, 32, and 33, and Township 4 N, Range2E covering a portion of Section 5.

Dakota Gold maintains 100% ownership of the property. There are no known encumbrances of any kind and there are no other known private surface rights owners within the bounds of the unpatented claims with all surface rights on that portion of the property under the control of the USFS. The annual claim maintenance fees total $11,715.

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

Dakota Gold's Ragged Top claims and property are located just northwest of the producing Wharf Mine (Coeur Mining) and approximately 3 miles southwest of the former Richmond Hill Mine (Barrick). The Atlas Development and Deadwood Standard portion of the property was the site of historic small scale gold operations and was explored with shallow drilling by Homestake Mining Company in the 1970s and 1980s. Historic resources on the property were included in State Mine Permit 416, which is still active. Dakota Gold believes that the Ragged Top Property is an excellent prospect for additional tertiary-aged limestone hosted gold mineralization and for tertiary-aged gold and silver replacement mineralization in the preferred Deadwood formation host that lies deep under the cover of the limestone that dominates the surface exposure.

Data compilation and reconnaissance field work is scheduled for 2024.

Poorman Anticline Project

The Poorman Anticline claims consists of 112 unpatented lode-mining claims (1,432 acres), and approximately 74 acres of mixed surface and mineral rights parcels covering a total of approximately 1,507 mineral acres in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 4 N, Range3E covering portions of Sections 5, 6, 7, 8, 9, 16, and 17, and Township 5 N, Range2E covering a portion of Section 36, and Township 5 N, Range3E covering portions of Sections 30 and 31.

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

The Poorman Anticline is the southwestern-most extension of the Homestake iron-formation host in the Homestake District. Gold mineralization was discovered underground on the 2,600- and 4,100-foot levels in the far western extents of the Homestake Mine in the 1950s and 60s with little known historic follow-up exploration in the Poorman Anticline closer to surface. Dakota Gold's targeting in the Poorman Anticline is based on the presence of the Homestake iron-formation host and projected intersections with important shear fabric that is known to have conducted fluids necessary to the deposition of gold mineralization in the northern extents of the structural corridor. In addition, data from the Homestake historic database indicate there were iron formation hosted gold occurrences identified on the property by field work done in the 1960s-70s.

Data compilation and reconnaissance field work is scheduled for 2024.

South Lead / Whistler Gulch Project

The South Lead / Whistler Gulch project was staked between June and September 2021 and is comprised of 783 unpatented claims (13,188 acres) and 255 acres of mineral rights covering a total of approximately 13,443 mineral acres located in the western portion of Lawrence County, South Dakota, USA. More specifically the claims lie within the Black Hills Meridian, Township 4N, Range 2E, covering portions of Sections 2, 9, 10, 11,14,15, 22, 23, 24, 25, 26, 35 and 36, and Township 4N, Range 3E, covering portions of Sections 1, 2, 11,12,13,14,15, 19, 20, 21, 22, 24, 25, 27, 28, 29, 30, 31, 32, 33, 34, 35 and 36, and Township 4N, Range 4E, covering portions of Sections 18 and 19 and Township 5N, Range 3E, covering portions of Sections 23, 24, 25, 26, 27, 34, 35 and 36.

The South Lead portion of the claims is not contiguous but is generally located south of the City of Lead extending as a band approximately 9 miles across the southern end Homestake District from Highway 85/14A at the west side to US Highway 385 on the east side. Multiple points of access to the property are gained from the paved State and Federal highway systems, as well as from numerous all-weather secondary paved and gravel roads maintained by Lawrence County. A network of BLM and Forest Service roads cut the property. The Whistler Gulch section of the property is generally located immediately south of the City of Deadwood and extending south and east from Whistler Gulch. Access to the property is gained from streets within the City of Deadwood, US Highway 385 along at the western property boundary, and from numerous all-weather gravel roads maintained by Lawrence County. A network of BLM and Forest Service roads cut the property.

Dakota Gold maintains 100% ownership of the project. There are no known private surface rights owners within the bounds of the claims with all surface rights on the property under the control of the USFS or BLM. The annual claim maintenance fees total $129,195.

The South Lead / Whistler Gulch project has been subject to extensive historic prospect and mining activity, primarily related to Tertiary-aged gold mineralization in the Deadwood formation, Tertiary-aged intrusives and Precambrian basement rocks. Dakota Gold believes the South Lead / Whistler Gulch project area holds potential for Homestake-style iron-formation hosted mineralization down plunge from the Homestake mine under cover of the younger rocks that dominate the surface.

The South Lead / Whistler project area is extensive. Significant historic mining activity is evident by the presence of numerous prospect pits and adits scattered throughout the area, as mapped on published geological quadrangle maps. However, neither Homestake Mining Company records nor the US Government mineral records (MRDS) have recorded the mining and commodity information for the area associated with the old mine workings.

Data compilation and reconnaissance field work is scheduled for 2024 using the Company's proprietary regional geophysical surveys as guides.

Internal Controls - Exploration and Sampling

Dakota Gold's Black Hill Property is at an early stage of exploration. With the future maiden S-K 1300 mineral resource work in progress for Richmond Hill, the Company has developed a detailed Exploration Procedures Manual which will define the Company's internal quality analysis and quality control ("QA/QC") procedures going forward. However, Dakota Gold has always implemented sampling and analytical QA/QC protocols consistent with industry standards. These protocols include, but are not limited to, the following procedures:

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject. See Note 10 to the financial statements in the 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2023, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol "DC".

Holders of Common Stock

As of December 31, 2023, there were 548 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Dividends

The Company has not paid any dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

Repurchase of Securities

During the fiscal year ended December 31, 2023, we did not affect any repurchase of securities.

Item 6. Reserved

None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations of Dakota Gold Corp. together with our financial statements and the related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. Risk Factors above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This management's discussion and analysis should be read in conjunction with the annual consolidated financial statements of Dakota Gold Corp. and notes thereto as set forth herein. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under Item 1A. Risk Factors.

Our audited annual consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Change in Fiscal Year

In August 2022, the Board of Directors of the Company, pursuant to the bylaws and based upon the recommendation of its Audit Committee, approved a change in the Company's fiscal year end from March 31 to December 31. The Company's fiscal year now begins on January 1 and ends on December 31 of each year, starting on April 1, 2022. As a result of the change, we reported our financial results for the transition period of the nine months ended December 31, 2022 on our Transition Report on Form 10-KT filed with the SEC on March 22, 2023, and we are reporting our results for the first full fiscal year ended December 31, 2023 in this annual report. The consolidated statements of operations and cash flows for the nine-month transition period ended December 31, 2022, along with the unaudited consolidated statements of operations and cash flows for the nine-month period ended December 31, 2021 are presented in the notes to the consolidated financial statements.

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, when financial results for the fiscal year ended December 31, 2023 are compared to financial results for the prior transition period, the results compare the twelve-month period ended December 31, 2023 to the results for the nine-month period ended December 31, 2022. See Note 11 to the financial statements in the 10-K.

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

The Homestake District has yielded approximately 44.6 million ounces of gold production with most of it coming from within a small area. The production ledges of the Homestake Mine define a cumulative surface projection area of much less than 3 square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Modern statistical studies of ore deposit trends and understanding of the distribution of large gold camps around the world indicates that large gold deposits generally form in distinct camps and normally occur in clusters that show predictable distributions (Zipf's Law Applied to Ore Deposits). The Company believes this might be true for the Homestake District. Outside of the mine area, the Homestake District has been underexplored and lacks the modern exploration efforts required to search for other deposits especially under the cover of younger rocks that dominate the surface.

Since 2012, the Company has consistently pursued a strategy of expanding its portfolio of brownfield properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating possible mineral potential. Property acquisitions are focused and based on past exploration, the access to proprietary data sets the Company has assembled over the years, and new research and remote data acquisition (Magnetics, Gravity and Radiometric) that was recently conducted over the Homestake District that hosts the Homestake Gold Deposit.

Other than the future inaugural mineral resource estimate for its Richmond Hill property to be completed in 2024, none of our other properties are sufficiently drilled to prepare an estimate of mineral resources under S-K 1300. The Company believes the Homestake District is in a safe, low-cost jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Drill Programs and Results

Permitting and site preparations were initiated for the first drilling program on the iron-formation target and other Tertiary-age replacement targets in the Maitland area and drilling commenced in early 2022. The Company has since expanded its drilling operations to the Richmond Hill Project and now has four drill rigs operating on Dakota Gold properties. Dakota Gold has completed permit applications and environmental field work for exploration on several target areas and currently has nine active permits in place: four on the Maitland Project, three on the Richmond Hill Project, one on the City Creek Project and one on the Cambrian Unconformity Project. Permitting for targets for some of the other Dakota Gold Properties may be advanced for drilling as exploration activities continue throughout the year.

Dakota Gold completed 24 holes for 78,040 feet (23,787 meters) of core drilling on three projects in 2022. The areas drilled were the Maitland Project, the Richmond Hill Project, and the Cambrian Unconformity Project. The Company also completed 89 holes for 174,659 feet (52,992 meters) of core on two projects in 2023: The areas drilled were the Maitland Gold Project (78,589 feet; 23,954 meters) and the Richmond Hill Project (96,070 feet; 29,282 meters). In total, Dakota Gold has completed 113 drill holes for 252,699 feet (77,023 meters) since drilling started in 2022.

On February 8, 2023, the Company announced the discovery of the Unionville Zone in MA22C-009, which intercepted mineralized, Precambrian hosted, Tertiary-age, epithermal gold mineralization in a structurally controlled breccia generally located beneath the horizon of the Cambrian hosted Tertiary replacement gold mineralization on the Maitland Mine. On May 4, 2023, the Company announced the discovery of the JB Zone in MA23C-017, which intercepted significant high-grade, Homestake-type, Precambrian mineralization over potentially mineable widths that has since been followed -up with multiple gold intercepts in multiple limbs of Homestake iron formation, the geometry of which is indicative of the West-Ledge system at the Homestake Mine.

On April 13, 2023, the Company announced commencement of an infill and step-out drilling program at the Richmond Hill Property to convert and expand known gold mineralization identified in 880 historical drill holes, and expanded by new Dakota Gold drilling, into the maiden S-K 1300 compliant resource, which is planned for release in 2024. On September 27, 2023, the Company announced commencement of an infill drilling program at the Unionville Zone on the Maitland Project for the purpose of advancing to a S-K 1300 compliant resource for 2025.

Planned Activities

The Company's planned activities in fiscal 2024 will be focused on advancing exploration and resources development drilling on its Maitland and Richmond Hill projects. Additional field work, specifically data compilation, sampling and mapping, are planned for Dakota Gold's West Corridor, Blind Gold and Poorman Anticline properties during the 2024 field season. The Company will also release an inaugural resource for its Richmond Hill property in 2024.

The Company continues to upgrade and utilize it proprietary geophysical data sets for use in evaluating both regional and project specific targets, and the Company continues to locate, evaluate, and add to the historic information in its regional and project level geologic and geochemical data sets documenting the 145-year mining and exploration history of Homestake Mining Company in the Black Hills of South Dakota.

Additional land acquisition is possible and will be conducted on an opportunistic basis in order to enhance our ability to conduct efficient exploration and/or for control of developing targets found through the company's ongoing exploration efforts.

With four drill rigs operating at the at the Black Hills Property, the Company anticipates expenditures of approximately $30 million during the calendar year ending December 31, 2024. To fund expenditures at this level, the Company will be required to raise further capital. Should we be unable to raise capital, the Company can scale down the exploration program in order to maintain greater than 12 months of funding as of December 31, 2024.

The Company's projects are all at the exploration stage and do not generate revenues. Other than the future 2024 mineral resource in progress for the Richmond Hill property, the Company has not established that any of its properties or projects contain mineral resources or mineral reserves as defined under S-K 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, including exploration and development risks, competition from well-funded competitors, and the Company's ability to manage growth and assessments of ongoing exploration activities and results. The Company cannot offer assurance that its expenses will either meet or exceed its projections.

Liquidity and Capital Resources

The Company is in the exploration-stage and currently does not generate revenues. As such, the Company finances its operations and the acquisition and exploration of its mineral properties through the issuance of common stock, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.

As of December 31, 2023, the Company had working capital of approximately $21.74 million and a retained deficit of approximately $42.66 million. The Company had a net loss for the fiscal year ended December 31, 2023, of approximately $36.45 million.

During year ended December 31, 2023, the Company issued 6,666,667 shares of common stock for net proceeds of $16,820,227 pursuant to the Orion Equity Investment, a total of 6,470,564 shares of common stock under the ATM program for net proceeds of $17,946,505, another 68,750 shares of common stock for the exercise of stock options for proceeds of $72,000 and 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of $18,757, for a total of $34,857,489.

During the twelve months ending December 31, 2024, the Company anticipates cash expenditures of approximately $30 million.

Based on the Company's cash balance at December 31, 2023 of approximately $25.55 million and the anticipated ability to utilize the ATM program during the year, the Company believes that it will have sufficient funds to fund its activities for the twelve months ended December 31, 2024. The actual timing of expected expenditures is dependent upon a number of factors, including the management of variable exploration expenditures.

Should it be unable to raise sufficient capital, the Company plans to scale down the exploration program in order to maintain greater than 12 months of funding as of December 31, 2024.

Results of Operations

Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

	Year Ended December 31, 2023	Nine months ended December 31, 2022
	$	$
Operating expenses
Exploration expenses	28,345,452	13,749,359
General and administrative expenses	9,690,940	7,929,819
Loss from operations	(38,036,392)	(21,679,178)

Other income (expenses)
Foreign exchange gain (loss)	(44,304)	(87,070)
Interest income	414,168	159,615
Total other income (expenses)	369,864	72,545

Loss before income taxes	(37,666,528)	(21,606,633)
Income tax expense - current	(29,457)	(55,749)
Deferred income tax benefit	1,246,786	2,380,905
Net loss	(36,449,199)	(19,281,477)

Basic and diluted loss per share	(0.47)	(0.27)

Weighted average number of basic and diluted shares of common stock outstanding	78,251,025	72,090,163

Revenue

We had no operating revenues during the fiscal year ended December 31, 2023 and nine months ended December 31, 2022. We had a net loss of approximately $36.45 million for the fiscal year ended December 31, 2023, compared to a net loss of approximately $19.28 million for the nine months ended December 31, 2022.

Exploration Expenses

During the fiscal year ended December 31, 2023, our exploration expenses totaled approximately $28.35 million, compared to $13.75 million during the nine months ended December 31, 2022. The period-over-period increase primarily related to (i) the level of activity associated with drilling, which increased by approximately $7.60 million compared to the nine months ended December 31, 2022; (ii) payroll-related costs, which increased by approximately $3.08 million compared to the nine months ended December 31, 2022 due to an average of four drills operating on the Black Hills property during 2023; (iii) assay costs, which increased by approximately $1.63 million; and (iv) equipment costs, which increased by approximately $0.38 million compared to the nine months ended December 31, 2022 due to drilling that commenced in early 2022 and ramped up through the year to finish in December 2022 with four drills operating. Study costs increased by approximately $0.86 million, primarily related to work on preparing a maiden S-K 1300 compliant resource for Richmond Hill in 2024. Included in these costs were non-cash exploration-related stock-based compensation expenses of approximately $0.73 million and $0.71 million for the fiscal year ended December 31, 2023 and nine months ended December 31, 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses for the fiscal year ended December 31, 2023 and nine months ended December 31, 2022, were approximately $9.69 million and $7.93 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. During the fiscal year ended December 31, 2023, support costs included in general and administrative costs were approximately $4.59 million compared to $3.97 million for the nine months ended December 31, 2022, stock-based compensation allocated to administration expenses were approximately $3.60 million compared to $2.75 million for nine months ended December 31, 2022, and consulting expenses were approximately $0.08 million compared to $0.20 million for the nine months ended December 31, 2022, largely relating to the acquisition of Dakota Territory. Investor relations expenses decreased from $0.36 million for the nine months ended December 31, 2022 to approximately $0.14 million during the fiscal year ended December 31, 2023, largely because there were higher costs related to the DTRC merger and listing on the NYSE American during the nine months ended December 31, 2022. Professional fees rose to approximately $1.00 million during the fiscal year ended December 31, 2023 compared to $0.49 million during the nine months ended December 31, 2022 due to increased audit and tax work required by the Company.

Other Income

We earned interest income from bank accounts for the fiscal year ended December 31, 2023 and nine months ended December 31, 2022 of approximately $0.41 million and $0.16 million, respectively.

We had losses from operations for the fiscal year ended December 31, 2023 and nine months ended December 31, 2022, totaling approximately $38.04 million and $21.68 million respectively, losses before income tax of approximately $37.67 million and $21.61 million, respectively, income taxes of $0.03 and $0.06 million, respectively, and deferred tax benefits of approximately $1.25 million and $2.38 million respectively, leading to net losses $36.45 million and $19.28 million, respectively.

The effective tax rate for the fiscal year ended December 31, 2023 is less than the statutory rate as the Company does not expect to benefit from the losses generated during the year.

Cash Flows Used in Operating Activities

During the fiscal year ended December 31, 2023 and nine months ended December 31, 2022, the Company's net cash flows used in operating activities were approximately $31.20 million and $18.42 million, respectively. Cash used in operations for year ended December 31, 2023 increased period over period, primarily as a result of having four active rigs for the entirety of 2023, compared to 2022 where the number of drill rigs increased from one in January 2022 to four by the end of 2022. In addition, the Company increased the amount of land staking and associated annual claim maintenance costs, completed an airborne geophysical survey and engaged additional personnel to review and commenced the compilation of historical geological data obtained through the Barrick option agreements.

Cash Flows Used in Investing Activities

During the fiscal year ended December 31, 2023 and nine months ended December 31, 2022, cash flow used in investing activities were approximately $1.76 million and $1.30 million, respectively. In the fiscal year ended December 31, 2023, the cash used for investing activities consisted of approximately $0.61 million for the acquisition of mineral properties and approximately $1.05 million for the purchases of property and equipment. In the fiscal year ended December 31, 2022, the cash used for investing activities consisted of approximately $1.10 million for the acquisition of mineral properties and approximately $0.20 million for the purchases of property and equipment. The decrease in property acquisition costs was due to having completed strategic acquisitions by the end of 2022. The higher acquisition of property and equipment in 2023 related to the acquisition and construction of a longer-term core storage facility.

Cash Flows from Financing Activities

During the fiscal year ended December 31, 2023 and nine months ended December 31, 2022, cash flows from financing activities were approximately $34.59 million and $2.22 million respectively. In the fiscal year ended December 31, 2023, the Company issued 6,666,667 shares of common stock for net proceeds of $16,820,227 pursuant to the Orion Equity Investment, a total of 6,470,564 shares of common stock under the ATM program for net proceeds of approximately $17.95 million, another 68,750 shares of common stock for the exercise of stock options for proceeds of approximately $0.07 million and 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of approximately $0.02 million. In addition, the Company paid income taxes related to vested RSUs and PSUs totaling approximately $0.26 million on behalf of the employees.

In the nine months ended December 31, 2022, the Company issued 1,000,000 shares of common stock pursuant to the ATM program for net proceeds of approximately $2.76 million, 37,500 shares of common stock for the exercise of stock options for proceeds of approximately $0.01 million and 3,607 shares of common stock for the exercise of warrants for proceeds of approximately $0.01 million. The Company paid withholding taxes related to vested RSUs totaling approximately $0.56 million on behalf of an employee.

Off-Balance Sheet Arrangements

As of December 31, 2023 and nine months ended December 31, 2022, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined by the SEC.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company's consolidated financial statements; valuation of options granted to directors and officers using Black-Scholes and Monte Carlo models. The Company's accounting policies are described in greater detail in Note 2 to the Company's audited annual consolidated financial statements for the fiscal year ended December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dakota Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dakota Gold Corp (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation and accounting for stock-based compensation

Description of the Matter	During the year ended December 31, 2023, the Company granted performance stock units (PSUs) that vest based upon the price of the Company's stock. The Company recognized $4.3 million in stock-based compensation expense during the year ended December 31, 2023, of which $0.9 million was related to PSUs. As described in Notes 1 and 9 of the consolidated financial statements, the Company estimates the fair value of the PSU grants using a Monte Carlo valuation model.

Auditing the Company's accounting for the Company's stock-based compensation subject to market conditions required complex auditor judgment. In particular, the fair value estimate for stock awards subject to market conditions is sensitive to significant assumptions including management's estimates of the Company's future performance.
How We Addressed the Matter in Our Audit	We obtained an understanding of management's accounting and methodology to estimate fair value of PSUs granted.

To test the estimated fair value of the PSUs, our substantive audit procedures included, among others, testing the significant assumptions used in Management's model including risk free-rate, volatility and term. We involved valuation specialists to perform a corroborative independent Monte-Carlo valuation.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2023.

Denver, Colorado

March 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dakota Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dakota Gold Corp. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the nine-month transition period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the nine-month transition period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ham, Langston & Brezina, L.L.P.

We served as the Company’s auditor from 2020 to 2023.

Houston, Texas
March 22, 2023

DAKOTA GOLD CORP.
Consolidated Balance Sheets

	Notes	December 31, 2023	December 31, 2022
		$	$
ASSETS

Current assets
Cash and cash equivalents	1	25,548,373	23,911,722
Prepaid expenses and other current assets		676,020	726,269
Total current assets		26,224,393	24,637,991

Non-current assets
Mineral rights and properties	4	79,344,304	78,737,287
Property and equipment, net	5	2,261,979	1,266,790
Other assets		371,864	380,651
Total assets		108,202,540	105,022,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	6	4,351,145	2,514,863
Lease liabilities - current		135,097	-
Total current liabilities		4,486,242	2,514,863

Non-current liabilities
Lease liabilities		94,515	-
Deferred tax liability	8	85,332	1,332,118
Total liabilities		4,666,089	3,846,981

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, par value $0.001; 300,000,000 authorized, 86,740,272 and 73,341,001 shares outstanding, respectively	9	86,740	73,341
Additional paid-in capital		146,114,487	107,317,974
Accumulated deficit		(42,664,776)	(6,215,577)
Total stockholders’ equity		103,536,451	101,175,738
Total liabilities and stockholders’ equity		108,202,540	105,022,719

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.
Consolidated Statements of Operations and Comprehensive Loss

	Notes	Year Ended December 31, 2023	Nine Months Ended December 31, 2022
		$	$
Operating expenses
Exploration expenses		28,345,452	13,749,359
General and administrative expenses		9,690,940	7,929,819
Loss from operations		(38,036,392)	(21,679,178)

Other income (expenses)
Foreign exchange loss		(44,304)	(87,070)
Interest income		414,168	159,615
Total other income		369,864	72,545

Loss before income taxes		(37,666,528)	(21,606,633)
Income tax (expense) - current	8	(29,457)	(55,749)
Deferred income tax benefit	8	1,246,786	2,380,905
Net loss and comprehensive loss		(36,449,199)	(19,281,477)

Basic and diluted loss per share		(0.47)	(0.27)

Weighted average number of basic and diluted shares of common stock outstanding		78,251,025	72,090,163

The accompanying notes are an integral part of these consolidated financial statements

DAKOTA GOLD CORP.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	Nine Months Ended December 31, 2022
	$	$
Operating activities
Net loss	(36,449,199)	(19,281,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	302,078	159,421
Stock-based compensation expense	4,322,995	3,464,400
Deferred income tax benefit	(1,246,786)	(2,380,905)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	50,249	(254,773)
Accounts payable and accrued liabilities	1,822,947	(122,290)
Net cash used in operating activities	(31,197,716)	(18,415,624)

Investing activities
Purchases of property and equipment	(1,054,320)	(197,199)
Purchases of mineral properties	(607,017)	(1,099,329)
Security deposits paid	(98,574)	-
Net cash used in investing activities	(1,759,911)	(1,296,528)

Financing activities
Net proceeds from sale of common stock on at-the market ("ATM") program	17,946,505	2,761,260
Net proceeds from Orion Equity Investment	16,820,227	-
Proceeds from exercise of stock options	72,000	12,000
Proceeds from exercise of warrants	18,757	7,503
Withholding of employee tax payments on restricted stock units	(263,211)	(558,005)
Net cash provided by financing activities	34,594,278	2,222,758
Net change in cash and cash equivalents	1,636,651	(17,489,394)
Cash and cash equivalents, beginning of year	23,911,722	41,401,116
Cash and cash equivalents, end of year	25,548,373	23,911,722

Non-cash investing and financing activities
Common stock issued for purchase of mineral properties	-	675,000
Deferred ATM offering costs offset against additional paid-in capital	176,250	78,088
Accrual of ATM issuance costs	-	100,000

The accompanying notes are an integral part of these consolidated financial statements.

43

DAKOTA GOLD CORP.
Consolidated Statements of Changes in Equity

	Capital Stock
	Number		Additional Paid-in	Retained Earnings	Total
	of Shares	Amount	Capital	(Deficit)	Equity
	#	$	$	$	$
Balance, March 31, 2022	70,850,395	70,850	100,697,655	13,065,900	113,834,405
Common stock issued for ATM program, net of amortized issuance costs	1,000,000	1,000	3,020,912	-	3,021,912
Common stock issued for restricted stock units ("RSUs")	962,750	963	(963)	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	12,000
Common stock issued for exercise of warrants	3,607	4	7,499	-	7,503
DTRC common stock issued for purchase of mineral property	486,749	487	674,513	-	675,000
Stock-based compensation expense	-	-	3,464,400	-	3,464,400
Withholding of employee tax payment on RSUs	-	-	(558,005)	-	(558,005)
Net loss for the nine months	-	-	-	(19,281,477)	(19,281,477)
Balance, December 31, 2022	73,341,001	73,341	107,317,974	(6,215,577)	101,175,738
Common stock issued for ATM program, net of amortized issuance costs	6,666,667	6,667	16,813,560	-	16,820,227
Common stock issued for Orion Equity Investment, net of issuance costs	6,470,564	6,470	17,832,674	-	17,839,144
Common stock issued for restricted stock units ("PSUs")	18,609	18	(18)	-	-
Common stock issued for ("RSUs")	165,663	166	(166)	-	-
Common stock issued for exercise of options	68,750	69	71,931	-	72,000
Common stock issued for exercise of warrants	9,018	9	18,748	-	18,757
Stock-based compensation expense	-	-	4,322,995	-	4,322,995
Payment of income taxes remitted on RSUs and PSUs	-	-	(263,211)	-	(263,211)
Net loss for the year	-	-	-	(36,449,199)	(36,449,199)
Balance, December 31, 2023	86,740,272	86,740	146,114,487	(42,664,776)	103,536,451

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 1 - Organization and Nature of Business

Dakota Gold Corp., (the "Company" or "Dakota Gold") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"), pursuant to which Dakota Territory stockholders, other than Dakota Gold, were entitled to receive one share of Dakota Gold common stock for each share of Dakota Territory common stock (the "DTRC Merger"). As a result of the DTRC Merger, Dakota Gold delivered 35,209,316 shares of the Company's common stock to former holders of Dakota Territory common stock. The Company currently operates in one segment, mineral exploration, in the United States.

Liquidity

The Company's mineral properties are at the exploration stage and are without declared mineral reserve or resource and therefore have not generated revenues. The business of exploring for minerals involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. Major expenditures are required to establish ore reserves, to develop metallurgical processes, to acquire construction and operating permits, and to construct mining and processing facilities. The amounts shown as mineral rights and properties represent acquisition and holding costs and do not necessarily represent present or future recoverable values. The recoverability of the amounts shown for mineral rights and properties is dependent upon the Company obtaining the necessary financing to complete the necessary exploration of the properties, the discovery of economically recoverable reserves, development of the properties and future profitable operations or through sale of the assets. These consolidated financial statements have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of December 31, 2023, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes its cash balance of approximately $25.5 million as of December 31, 2023, its working capital of approximately $21.7 million, the anticipated ability to utilize the ATM program during the year, and the ability to scale down the exploration program alleviate the doubt as to the Company's ability to continue as a going concern for 12 months beyond the date of these financial statements.

NOTE 2 - Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

In August 2022, the Company changed its fiscal year from March to December 31. As a result, in addition to the full calendar year ended December 31, 2023, the Company is reporting financial information for the transition period from April 1 to December 31, 2022, and unaudited financial information for the nine months ended December 31, 2021 (Note 11).

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 2 - Summary of Accounting Policies (continued)

Basis of Consolidation

As of December 31, 2023 and 2022, these consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries: DTRC, LLC (incorporated in USA), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in USA) and Dakota Gold (Canada) Services Corp. (incorporated in Canada).

All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates include valuation of stock-based compensation. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 2 - Summary of Accounting Policies (continued)

Property and Equipment

Property and equipment consist primarily of land, buildings, office furniture and equipment, and are recorded at cost less depreciation and depletion and accumulated impairment losses, if any. Expenditures related to acquiring or extending the useful life of property and equipment are capitalized. Expenditures for repair and maintenance are charged to operations as incurred. The cost of self-constructed assets includes the cost of materials and direct labor. Depreciation is computed using the straight-line method over an asset's estimated useful life as follows:

Category	Useful Life
Building	39 years
Furniture and equipment	3 to 5 years
Operating lease assets	2 to 5 years

Leases

The Company determines if a contractual arrangement represents or contains a lease at inception. Right-of-use ("ROU") assets associated with operating leases are grouped with property and equipment on the consolidated balance sheet. The Company currently has no finance leases.

ROU assets and lease liabilities that extend beyond one year at inception are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, an incremental borrowing rate is estimated in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. Operating lease ROU assets and liabilities also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have elected not to recognize ROU assets and lease liability for short-term leases that have a lease term of 12 months or less.

Mineral Rights and Properties

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production will be capitalized once proven and probable reserves exist and the property is a commercially mineable property. There has been no mine development to date.

The Company assesses the possibility of impairment in the carrying value of its long-lived assets (property and equipment and mineral rights and properties) whenever events or circumstances indicate that the carrying amounts of the asset or assets group may not be recoverable.  There were no impairments recorded for the twelve months ended December 31, 2023 or nine months ended December 31, 2022.

Fair Value Measurements

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 2 - Summary of Accounting Policies (continued)

The three levels of inputs used to measure fair value are described below:

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

The Company's financial instruments consist principally of cash and cash equivalents and accounts payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms.

Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents. The Company holds its cash in US and Canadian banks and United States treasury bills with a Canadian financial institution and the risk of default is considered to be remote. As part of its cash management process, the Company regularly monitors the relative credit standing of this institution.

Environmental Costs

Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue, generally are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of the completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

Income Taxes

Income taxes are computed using the liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 2 - Summary of Accounting Policies (continued)

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the statements of operations.

Basic and Diluted Earnings (Loss) Per Share

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

The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The effect of the Company's outstanding options and warrants were excluded for both the fiscal year ended December 31, 2023 and the nine months ended December 31, 2022, because they were anti-dilutive (Note 9).

Stock-Based Compensation

The Company estimates the fair value of stock-based compensation using Black-Scholes and Monte Carlos valuation models. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of our stock, the risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events, or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The Company recognizes forfeitures when incurred. The Company estimates the expected term for all options using the simplified method permitted. This method was used as the Company does not have sufficient historical share option exercise experience to provide a more reliable estimate of expected term. The simplified method calculates the expected term as the average of the vesting period and the original contractual term.

Deferred Offering Costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3 (the "ATM program"), filed with the SEC on July 15, 2022, have been capitalized and will be reclassified to additional paid-in capital on a pro rata basis when the Company completes offerings under the shelf registration. Any remaining unamortized costs will be expensed immediately should the Company terminate the ATM program prior to raising the full $50 million.

During the fiscal year ended December 31, 2023 and nine months ended December 31, 2022, ATM program-related legal and consulting fees totaling $68,889 and $438,740, respectively, had been incurred. During the fiscal year ended December 31, 2023 and the nine months ended December 31, 2022, offering costs totaling $176,250 and $78,088, respectively, were offset against proceeds from the ATM program in additional paid-in capital. As of December 31, 2023 and 2022, there was $253,291 and $360,652, respectively, of such costs deferred and included in prepaid expenses and other current assets on the consolidated balance sheets.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 2 - Summary of Accounting Policies (continued)

Recently issued Accounting Standards

In December 2023, the Financial Standards Accounting Board ("FASB") issued Accounting Standards Update ("ASU") 2023- 09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The adoption is not expected to have a material impact on the Company's Consolidated Financial Statements or disclosures.

NOTE 3 - DTRC Acquisition

On March 31, 2022, the Company completed the DTRC Merger and DTRC became a wholly owned subsidiary of the Company (Note 1).

NOTE 4 - Mineral Rights and Properties

As of December 31, 2023 and 2022, the carrying cost of Company's mineral properties totaled $79,344,304 and $78,737,287, respectively. As of December 31, 2023, the Company is in the exploration stage and has not commenced amortization of its properties.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 5 - Property and Equipment

As of December 31, 2023 and 2022, the Company's property and equipment consists of the following:

	Estimated Useful Life (Years)	December 31, 2023	December 31, 2022
		$	$
Land		418,884	70,000
Building	39	1,366,682	768,338
Furniture and equipment	3 to 5	875,397	754,969
ROU assets	2 to 5	229,611	-
		2,890,574	1,593,307
Less accumulated depreciation		(628,595)	(326,517)
Property and equipment, net		2,261,979	1,266,790

Depreciation expense for the fiscal year ended December 31, 2023 and the nine months ended December 31, 2022 was $302,078 and $159,421, respectively, and is included in general and administrative expenses. ROU assets are amortized on a straight-line basis for the remaining lives of their respective lease terms.

At December 31, 2023, the Company has three lease agreements for office and building space in Vancouver, British Columbia, Canada and Rapid City, South Dakota which have been determined to be operating leases. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company assumed a discount rate of 11.66% based on the Company's estimated incremental borrowing rate. During the years ended December 31, 2023 and 2022, the Company recognized approximately $136,000 and $111,000, respectively, in rent expense which is included in general and administration and exploration expense on the consolidated statements of operations. The weighted average remaining lease term for operating leases as of December 31, 2023 was 2.1 years. At December 31, 2023, the remaining undiscounted lease payments under these lease agreements totaled approximately $287,000.

NOTE 6 - Accounts Payable and Accrued Liabilities

As of December 31, 2023 and 2022, the Company's accounts payable and accrued liabilities consists of the following:

	December 31, 2023	December 31, 2022
	$	$
Trade payables	2,705,316	1,752,312
Accrued bonuses	1,326,986	634,953
Other	318,843	127,598
	4,351,145	2,514,863

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 7 - Related Party Transactions

During the fiscal year ended December 31, 2023, our CEO was compensated for his salary and short-term incentive through payments made to JCTA Management ("JCTA"), a company owned by our CEO. During the fiscal year ended December 31, 2023, $491,833 was paid to JCTA solely for base salary and 2022 approved short-term incentive (nine months ended December 31, 2022 - $360,810). No other payments were made to JCTA during the year.

NOTE 8 - Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the fiscal year ended December 31, 2023 and nine months ended December 31, 2022:

	Year Ended December 31, 2023	Nine Months Ended December 31, 2022
	$	$
Income tax benefit computed at federal statutory rates	(7,909,971)	(4,516,175)
Non-deductible expenses	4,910	20,911
Non-deductible stock-based compensation	(25,887)	209,213
Change in valuation allowance	6,741,327	1,704,445
Other	(27,708)	256,450
Total Tax Benefit	(1,217,329)	(2,325,156)

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

	Balance at Beginning of Fiscal Year	Charged to Costs and Expense		Balance at End of Fiscal Year
	$	$		$
Reserves and allowances deducted from asset accounts:
Valuation allowance for deferred tax assets
Year ended December 31, 2023	3,514,894	6,741,327	(a)	10,256,221
Nine months ended December 31, 2022	1,810,449	1,704,445	(a)	3,514,894

(a) primarily associated with net operating losses generated and current year changes in US federal temporary differences

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 8 - Income Taxes (continued)

Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:	$	$
Net operating losses	8,287,041	7,123,439
Stock-based compensation	2,896,753	2,147,387
Total	11,183,794	9,270,826
Less: valuation allowance	(10,256,221)	(3,514,894)
Total deferred tax assets	927,573	5,755,932

Deferred tax liability:
Property and equipment	5,942	(25,460)
Mineral properties	(1,043,466)	(7,079,154)
Other	24,619	16,564
Total deferred tax liabilities	(1,012,905)	(7,088,050)

Net deferred tax liability	(85,332)	(1,332,118)

The Company maintains gross federal net operating loss ("NOL") carry forwards of approximately $39.3 million ($8.3 million tax-effected). Of the total gross amount, approximately $8.5 million ($1.8 million tax-effected) will begin to expire in 2027, as they were incurred prior to 2018. The NOLs generated in 2018 - 2023 can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act.

There are no unrecognized tax benefits as of December 31, 2023 and 2022. We file income tax returns in the United States federally and in one state jurisdiction and in Canada. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company's tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

NOTE 9 - Stockholders' Equity

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

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 9 - Stockholders' Equity (continued)

Stock Issuances during the fiscal year ended December 31, 2023

On October 21, 2022, the Company entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish an ATM program. Under the ATM program, the Company may offer and sell shares of common stock having aggregate proceeds of up to $50 million, from time to time, through any of the Sales Agents. During the fiscal year ended December 31, 2023, the Company utilized its ATM program to raise net proceeds of approximately $17.95 million by issuing 6,470,564 shares of common stock.

On October 11, 2023, the Company entered into a binding agreement with OMF Fund IV SPV C LLC, an entity managed by Orion Mine Finance ("Orion"), for an investment of $17 million in the Company and a commitment from Orion for future financing support. On October 20, 2023, Orion purchased 6,666,667 shares of common stock of the Company at a price of $2.55 per share for aggregate gross proceeds of $17 million in a registered direct offering (the "Orion Equity Investment"). Following the closing of the Orion Equity Investment, Orion owns approximately 7.8% of the Company's issued and outstanding shares of common stock. Concurrent with the consummation of the Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of up to $1 million, with $75,000 paid at closing and the remaining $925,000 payable by Orion upon the achievement of certain development milestones. The Company paid a total of $179,774 in stock issuance costs related to the Orion Equity Investment.

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

In addition, the Company issued:

  68,750 shares of common stock pursuant to an exercise of stock options for proceeds of $72,000;
  9,018 shares of common stock pursuant to an exercise of warrants for proceeds of $18,757;
  18,609 shares of common stock to employees of the Company for the settlement of PSUs; and
  165,663 shares of common stock to employees and directors of the Company for the settlement of RSUs.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 9 - Stockholders' Equity (continued)

Stock Issuances during the nine months ended December 31, 2022

On November 1, 2022, following establishment of the ATM program, the Company issued 1,000,000 shares from the ATM program at an average price of $3.10 for gross proceeds of $3.1 million.

During the nine months ended December 31, 2022, the Company issued (i) 37,500 shares of common stock pursuant to an exercise of stock options for proceeds of $12,000, (ii) 306,749 shares of common stock valued at $1,500,000 (included in additional paid-in capital as of March 31, 2022) and 180,000 shares of common stock valued at $675,000, in connection with the amendment to the Richmond Hill Option agreement (Note 4), (iii) 3,607 shares of common stock pursuant to an exercise of warrants for proceeds of $7,503 and (iv) 962,750 shares of common stock (see "RSU" below) to employees of the Company for the settlement of RSUs which vested on June 4, 2022.

The total intrinsic value of stock options exercised during the year ended December 31, 2023 and nine months ended December 31, 2022 was $44,586 and $Nil, respectively.

Stock-based Compensation

Stock-based compensation expense is included in exploration as well as general and administrative expenses, based upon the primary activities of the grantees, as follows in the accompanying consolidated statement of operations:

		Year Ended December 31, 2023		Nine Months Ended December 31, 2022
	$		$
Exploration		726,159		713,307
General and administrative		3,596,836		2,751,093
Total stock-based compensation expense		4,322,995		3,464,400

In March 2022, the Company's Board of Directors adopted the "2022 Stock Incentive Plan". The 2022 Stock Incentive Plan had a total of 6,250,000 units available to award to the Company's directors, executive officers and consultants. A unit can be a common stock purchase option, a Restricted Stock RSU or a PSU. As of December 31, 2023, a total of 3,517,132 units relating to the 2022 Stock Incentive Plan remained available for future grants.

Stock Options

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years.

During the fiscal year ended December 31, 2023, the Company issued 333,588 stock options at an exercise price of $2.81 per share, exercisable for up to five years, to certain executive officers, where vesting commences over a one-to-three-year period based on a time-of-service vesting condition. The grant date fair value of the options was $1.39 per share for those issued during the fiscal year ended December 31, 2023. The assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted in 2023: risk-free interest rate of 3.99%, estimated volatility of 65%, dividend yield of 0% and expected life of 3, 3.5 and 4 years.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 9 - Stockholders' Equity (continued)

During the nine months ended December 31, 2022, the Company issued a total of 871,447 stock options with a weighted average exercise price of $3.26, exercisable for up to five years, to certain executive officers, where vesting commences over a one-to-three-year period based on a time-of-service vesting condition. The weighted-average grant date fair value of the options was $1.54 per share for the options issued during the nine months ended December 31, 2022. The assumptions used in the Black-Scholes option-pricing model are as follows for the stock options granted in the nine months ended December 31, 2022: risk-free interest rate ranging from 3.15% to 3.77%, estimated volatility of 65%, dividend yield of 0%, and expected life of 2.74 to 3.85 years.

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

The Company recognized stock-based compensation related to issuance of stock options totaling $1,589,576 during the fiscal year ended December 31, 2023 compared to $1,868,637 during the nine months ended December 31, 2022, of which $265,924 was allocated to exploration expenses compared to $448,992 during the nine months ended December 31, 2022 and $1,323,652 was allocated to administrative expenses based upon the primary activities of the grantees compared to $1,419,645 during the nine months ended December 31, 2022.

The stock-based compensation expense related to the options has been recognized in the Company's financial statements since the grant date and the fair value, estimated at the initial grant date using the Black-Scholes option pricing model, will continue to be amortized over the vesting period. As of December 31, 2023, the unrecognized compensation cost related to unvested options was $588,396, which will be recognized over a weighted average period of 1.27 years.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 9 - Stockholders' Equity (continued)

A summary of the Company's stock option activity and related information for the fiscal year ended December 31, 2023 and the nine months ended December 31, 2022 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	#			$
Outstanding as of March 31, 2022	3,349,375	4.06
Options granted	871,447	3.26
Options forfeited/cancelled	(183,750)	4.76
Options exercised	(37,500)	0.32
Outstanding as of December 31, 2022	3,999,572	3.89
Options granted	333,588	2.81
Options forfeited/cancelled	(62,500)	3.34
Options exercised	(68,750)	1.05
Outstanding as of December 31, 2023	4,201,910	3.86	2.83	459,375
Options exercisable as of December 31, 2023	3,287,357	4.07	2.53	459,375

The total intrinsic value and fair value of stock options that vested in the year ended December 31, 2023 and the nine months ended December 31, 2022 was $1,147,565 and $1,607,083, respectively.

A summary of the Company's options outstanding at December 31, 2023 follows:

Expiry Date	Number of Options	Exercise Price	Remaining Life (Years)
	#	$
March 15, 2026	656,250	1.92	2.21
May 17, 2026	1,840,625	4.76	2.38
September 13, 2026	200,000	5.09	2.71
October 18, 2026	300,000	4.64	2.80
September 2, 2027	571,447	3.01	3.67
November 18, 2027	300,000	3.74	3.89
March 1, 2028	333,588	2.81	4.17
	4,201,910

Warrants

During the fiscal year ended December 31, 2023, the Company issued no warrants.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 9 - Stockholders' Equity (continued)

A summary of the Company's warrant activity is as follows:

	Warrants	Weighted Average Exercise Price
		$
Balance, March 31, 2022	7,615,718	2.08
Exercised	(3,607)	2.08
Balance, December 31, 2022	7,612,111	2.08
Exercised	(9,018)	2.08
Balance, December 31, 2023	7,603,093	2.08

As of December 31, 2023, all 7,603,093 warrants, all with a remaining life of 2.21 years, expire on March 15, 2026.

RSUs

The Company's 2022 Stock Incentive Plan provides for the issuance of RSUs in amounts as approved by the Company's board of directors.

During the fiscal year ended December 31, 2023, the Company granted 635,567 RSUs with an average fair value of $2.83 to executive officers, directors and employees. During the nine months ended December 31, 2022, the Company granted 545,258 RSUs with an average fair value of $3.17, to executive officers, directors and employees. The total grant date fair value of the RSUs in the fiscal year ended December 31, 2023 was calculated to be $1,796,473 (nine months ended December 31, 2022 - $1,729,977). Each RSU represents the right to receive one share of the Company's common stock.

The fair value of RSUs granted during the fiscal year ended December 31, 2023 was measured at the grant-date price of the Company's shares and vest over a three-year period. The stock-based compensation expense related to RSUs will continue to be amortized over the vesting period.

The Company recognized stock-based compensation expense related to the vesting of RSUs totaling $1,826,869 for the fiscal year ended December 31, 2023, compared to $1,505,872 for the nine months ended December 31, 2022, of which $265,799 was allocated to exploration expenses compared to $241,010 for the nine months ended December 31, 2022 and $1,561,070 was allocated to administrative expenses compared to $1,264,862 for the nine months ended December 31, 2022. Allocations are based upon the primary activities of the grantees.

As of December 31, 2023, there was $1,261,887 of total unrecognized compensation cost related to unvested RSUs, which will be recognized over a weighted average period of 1.40 years.

During the fiscal year ended December 31, 2023, 226,050 RSUs settled through the issuance of 165,663 shares and payment of approximately $225,000 for related income taxes.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 9 - Stockholders' Equity (continued)

PSUs

The Company's 2022 Stock Incentive Plan provides for the issuance of PSUs in amounts as approved by the Company's board of directors.

During the fiscal year ended December 31, 2023, the Company granted 329,182 PSUs with an average fair value of $3.72, to executive officers. During the nine months ended December 31, 2022, the Company granted 112,842 PSUs with an average fair value of $2.99, to executive officers. The total grant date fair value of the PSUs granted in the fiscal year ended December 31, 2023 was calculated to be $1,223,460 (nine months ended December 31, 2022 - $337,527).

The PSUs granted in the fiscal year ended December 31, 2023 vest over a three-year period. Each PSU award entitles the participant to receive a variable number of shares of the Company's common stock based on the Company's performance against the MVIS Global Junior Gold Miners Index for the relevant performance periods. The total number of shares that may be earned for PSUs is based on performance over the performance period and ranges from 0% to 200% of the target number of shares, based on the table below:

Company Stock Price Performance Relative to Index Performance by:	Index Multiplier
>=50%	200%
Equals	100%
negative 50%	50%
<negative 50%	0%

The fair value of the PSUs was determined using a Monte Carlo simulation, and the weighted average assumptions of the PSUs granted during the fiscal year ended December 31, 2023 are as follows: a risk-free interest rate of 4.65%, an estimated volatility of 73.3%, an expected dividend yield of 0%, and an expected term of 1.83 years. The stock-based compensation expense related to PSUs will be attributed separately for each vesting tranche of the award. The stock-based compensation for each vesting tranche will be recognized ratably from the service inception date to the vesting date for each tranche.

The Company recognized stock-based compensation expense related to the vesting of PSUs totaling $906,550 for the fiscal year ended December 31, 2023, compared to $89,891 for the nine months ended December 31, 2022, of which $194,436 was allocated to exploration expenses compared to $23,305 for the nine months ended December 31, 2022 and $712,114 was allocated to administrative expenses compared to $66,586 for the nine months ended December 31, 2022. Allocations are based upon the primary activities of the grantees.

As of December 31, 2023, there was $564,552 of total unrecognized compensation cost related to unvested PSUs, which will be recognized over a weighted average period of 1.52 years.

During the fiscal year ended December 31, 2023, 37,615 PSUs settled at 86% of performance target through the issuance of 18,609 shares and payment of approximately $38,000 for related income taxes.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 9 - Stockholders' Equity (continued)

A summary of the status and activity of the Company's non-vested RSUs and PSUs for the year ended December 31, 2023 is as follows:

	Number of RSU Awards	Weighted- average Grant Date Fair Value per Award	Number of PSU Awards	Weighted- average Grant Date Fair Value per Award
	#	$	#	$
Non-vested, January 1, 2023	545,259	3.17	112,842	2.99
Granted	635,567	2.83	329,182	3.72
Vested	(226,048)	3.14	(37,615)	2.95
Non-vested, December 31, 2023	954,778	2.95	404,409	3.59

The total intrinsic value and fair value of RSUs that vested in the year ended December 31, 2023 and the nine months ended December 31, 2022 was $709,988 and $5,777,500, respectively. The total intrinsic value and fair value of PSUs that vested in the year ended December 31, 2023 and the nine months ended December 31, 2022 was $512,611 and $111,094, respectively.

NOTE 10 - Commitments and Contingencies

The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations, or liquidity. The Company does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 11 - Transition Period Comparative Data

The following table presents certain comparative financial information for the nine months ended December 31, 2022 and 2021 (unaudited), respectively:

Consolidated Statements Of Operations And Comprehensive Loss	Nine Months Ended December 31,
	2022	2021
		(unaudited)
	$	$
Operating expenses
Exploration expenses	13,749,359	6,117,247
General and administrative expenses	7,929,819	17,521,662
Loss from operations	(21,679,178)	(23,638,909)

Other income (expenses)
Foreign exchange loss	(87,070)	(49,543)
Loss on settlement of debt	-	(124,521)
Interest income	159,615	16,094
Interest expense	-	(70,854)
Total other income (expenses)	72,545	(228,824)

Loss before income taxes	(21,606,633)	(23,867,733)
Income tax expense - current	(55,749)	-
Deferred income tax benefit	2,380,905	381,692
Net loss	(19,281,477)	(23,486,041)
Less: Net loss attributable to non-controlling interest	-	(9,612,875)
Net loss and comprehensive loss attributable to Dakota Gold Corp.	(19,281,477)	(13,873,166)

Basic and diluted loss per share	(0.27)	(0.28)

Weighted average number of basic and diluted shares of common stock outstanding	72,090,163	49,287,966

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 11 - Transition Period Comparative Data (continued)
Consolidated statements of cash flows	Nine Months Ended December 31,
	2022	2021
		(unaudited)
	$	$
Operating activities
Net loss	(19,281,477)	(23,486,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	159,421	103,411
Stock-based compensation expense	3,464,400	16,353,160
Deferred income tax benefit	(2,380,905)	(381,692)
Loss on settlement of debt	-	124,521
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(254,773)	16,739
Accounts payable and accrued liabilities	(122,290)	339,881
Accounts payable - related party	-	(3,000)
Net cash used in operating activities	(18,415,624)	(6,933,021)

Investing activities
Purchases of property and equipment	(197,199)	(573,775)
Purchases of mineral properties	(1,099,329)	(6,179,873)
Net cash used in investing activities	(1,296,528)	(6,753,648)

Financing activities
Net proceeds from sale of common stock on at the market ("ATM") program	2,761,260	-
Proceeds from exercise of stock options	12,000	-
Proceeds from exercise of warrants	7,503	-
Withholding of employee tax payments on restricted stock units	(558,005)	-
Proceeds from sale of DTRC common stock	-	49,515,626
Issuance of share capital, net of issuance costs	-	318,572
Payments on notes payable - related parties	-	(801,715)
Net cash provided by financing activities	2,222,758	49,032,483
Net change in cash and cash equivalents	(17,489,394)	35,345,814
Cash and cash equivalents, beginning of year	41,401,116	11,444,668
Cash and cash equivalents, end of year	23,911,722	46,790,482

Non-cash investing and financing activities
Common stock issued for purchase of mineral properties	675,000	-
Deferred ATM offering costs offset against additional paid-in capital	78,088	-
Accrual of ATM issuance costs	100,000	-
Conversion of note receivable as consideration for mineral properties	-	8,780,464

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2023 and Nine Months Ended December 31, 2022

NOTE 12 - Subsequent Event

On December 29, 2023, Dakota Gold entered into a property purchase agreement with VMC, LLC ("VMC") for total consideration of $3.3 million. Dakota Gold acquired various databases, mining permits and real properties in Lawrence County, South Dakota. The deal closed on January 12, 2024 and the Company issued a total of 640,638 shares based on a volume weighted average price ("VWAP") of $2.57 per share for the first tranche of payment. The Company, at their discretion, may issue at any time during the next nine-month period following the close either cash or shares for the remaining purchase price of $1.65 million to be paid. If the Company elects to issue shares, the value of any Dakota Gold shares issued will be based upon the VWAP of the shares for the twenty (20) day period immediately prior to the date of issuance of the Dakota Gold Shares on or before nine months following the closing date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Form 10-K for the fiscal year ended December 31, 2023, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Attestation Report of the Registered Public Accounting Firm.

This 10-K does not include an attestation report of our independent registered public accounting firm regarding disclosure controls and procedures and internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2023, and is incorporated by reference into this report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Exhibits Index on the following page

ITEM 16. FORM 10-K SUMMARY.

None

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on March 28, 2022).
3.2

Certificate of Change Pursuant to NRS 78.209 to Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on March 28, 2022).

3.3	Certificate of Amendment to Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 5, 2022).
3.4	Certificate of Amendment to Articles of Incorporation of Dakota Gold Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 22, 2023).
3.5	Amended and Restated Bylaws of Dakota Gold Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 5, 2022).
4.1	Description of Capital Stock.
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed on May 6, 2022).
10.1	Employment Agreement, effective as of March 12, 2021, by and between the Company and Jonathan Awde (incorporated by reference to Exhibit 10.4 to the annual report on Form 10-K filed June 29, 2021).
10.2	Employment Agreement, effective March 12, 2021, by and between the Company and Gerald Aberle (incorporated by reference to Exhibit 10.5 to the annual report on Form 10-K filed June 29, 2021).
10.3	Employment Agreement, effective June 1, 2021, by and between the Company and Shawn Campbell (incorporated by reference to Exhibit 10.7 to the annual report on Form 10-K filed June 29, 2021).
10.4	Employment Agreement, effective December 1, 2021, by and between the Company and James Berry (incorporated by reference to Exhibit 10.4 to the annual report on Form 10-K filed June 28, 2022).
10.5

Employment Agreement, effective November 14, 2022, by and between the Company and Patrick Malone (incorporated by reference to Exhibit 10.5 to the Transition Report on Form 10-KT filed on March 22, 2023.

10.6	Dakota Territory Resource Corp. 2021 Stock Incentive Plan (incorporated by reference to Annex C to the Proxy Statement on Schedule 14A of Dakota Territory Resource Corp. filed on March 11, 2022).
10.7	Dakota Gold Corp. 2022 Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of Dakota Gold Corp. filed on July 25, 2022).
10.8

Option Agreement for Purchase and Sale of Real Property, dated October 14, 2021, by and between Homestake Mining Company of California, LAC Minerals (USA) LLC and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed on February 1, 2022).

10.9

Option Agreement for Purchase and Sale of Real Property, dated September 7, 2021, by and between Homestake Mining Company of California and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed February 1, 2022).

10.10

Subscription Agreement, dated as of October 11, 2023, by and between the Company and OMF Fund IV SPV C LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2023).

10.11

Second Amendment to Option Agreement for Purchase and Sale of Real Property, dated November 20, 2023, by and between Homestake Mining Company of California and DTRC LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 22, 2023).

16.1	Letter from Ham, Langston & Brezina, L.L.P. dated August 16, 2023 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed August 16, 2023).
19.1	Insider Trading Policy of the Company, dated May 17, 2023. *
21.1	Subsidiaries of Dakota Gold Corp.
23.1	Consent of Ham, Langston & Brezina, L.L.P.*
23.2	Consent of Ernst & Young, LLP.*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
97.1	Clawback Policy of the Company, dated as of November 15, 2023.*
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GOLD CORP.

/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer, Principal Executive Officer and Director
Dated: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald Aberle
By: Gerald Aberle
Chief Operating Officer and Director
Dated: March 28, 2024

/s/ Stephen O'Rourke
By: Stephen T. O'Rourke
Director
Dated: March 28, 2024

/s/ Robert Quartermain
By: Robert Quartermain
Director
Dated: March 28, 2024

/s/ Alice Schroeder
By: Alice Schroeder
Director
Dated: March 28, 2024

/s/ Jennifer Grafton
By: Jennifer Grafton
Director
Dated: March 28, 2024

/s/ Amy Koenig
By: Amy Koenig
Director
Dated: March 28, 2024

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer
Dated: March 28, 2024