Form 10-Q
period 2024-03-31
Dakota Gold Corp.
filed 2024-05-10
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
Yes [   ] No [X]

As of May 10, 2024, there were 87,708,275 shares of common stock outstanding.

DAKOTA GOLD CORP.

MARCH 31, 2024

(UNAUDITED)

DAKOTA GOLD CORP.
Condensed Consolidated Interim Balance Sheets

	Note	March 31, 2024 (Unaudited)	December 31, 2023
		$	$
ASSETS

Current assets
Cash and cash equivalents	1	15,107,957	25,548,373
Prepaid expenses and other current assets		971,266	676,020
Total current assets		16,079,223	26,224,393

Non-current assets
Mineral rights and properties	3	82,238,845	79,344,304
Property and equipment, net	4	2,281,311	2,261,979
Other assets		445,450	371,864
Total assets		101,044,829	108,202,540

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	5	3,725,650	4,351,145
Lease liabilities - current		132,956	135,097
Total current liabilities		3,858,606	4,486,242

Non-current liabilities
Lease liabilities		60,741	94,515
Deferred tax liability	8	63,999	85,332
Total liabilities		3,983,346	4,666,089

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock, par value $0.001; 300,000,000 authorized, 87,703,942 and 86,740,272 shares outstanding, respectively	6	87,704	86,740
Additional paid-in capital		148,233,136	146,114,487
Accumulated deficit		(51,259,357)	(42,664,776)
Total stockholders' equity		97,061,483	103,536,451
Total liabilities and stockholders' equity		101,044,829	108,202,540

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

		Three Months Ended
	Note	March 31, 2024	March 31, 2023
		$	$
Operating expenses
Exploration expenses		6,545,658	6,837,759
General and administrative expenses		2,247,899	2,737,421
Loss from operations		(8,793,557)	(9,575,180)

Other income (expenses)
Foreign exchange (loss)		(4,012)	(19,276)
Interest (expense)		(37,440)	-
Interest income		224,043	53,912
Total other income		182,591	34,636

Loss before income taxes		(8,610,966)	(9,540,544)
Income tax (expense) - current		(4,948)	-
Income tax benefit - deferred	8	21,333	274,513
Net loss and comprehensive loss		(8,594,581)	(9,266,031)

Basic and diluted loss per share		(0.10)	(0.13)

Weighted average number of basic and diluted shares of common stock outstanding		87,402,924	73,744,247

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,	March 31,
	2024	2023

Operating activities
Net loss	$(8,594,581)	$(9,266,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	67,606	60,740
Stock-based compensation expense	807,523	1,292,734
Interest expense	37,440	-
Deferred income tax benefit	(21,333)	(274,513)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(295,246)	(242,361)
Accounts payable and accrued liabilities	(2,174,951)	(32,394)
Net cash used in operating activities	(10,173,542)	(8,461,825)

Investing activities
Purchases of property and equipment	(122,853)	(44,633)
Purchases of mineral rights and properties	(30,778)	(20,000)
Purchases of other assets	(20,743)	(7,389)
Net cash used in investing activities	(174,374)	(72,022)

Financing activities
Proceeds from sale of common stock on at-the market ("ATM") program, net of issuance costs	(92,500)	4,902,520
Proceeds from exercise of stock options	-	12,000
Proceeds from exercise of warrants	-	18,757
Payments of income taxes on restricted stock units ("RSUs") and performance stock units ("PSUs")	-	(38,000)
Net cash (used in) provided by financing activities	(92,500)	4,895,277

Net change in cash and cash equivalents	(10,440,416)	(3,638,570)
Cash and cash equivalents, beginning of period	25,548,373	23,911,722
Cash and cash equivalents, end of period	$15,107,957	$20,273,152

Non-cash investing and financing activities
Amortization of deferred ATM offering costs offset against additional paid-in capital	$(39,657)	$(39,646)
Common stock issued for purchase of mineral properties	1,351,747	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.
Condensed Consolidated Interim Statements of Changes In Equity
(Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	86,740,272	$86,740	$146,114,487	$(42,664,776)	$103,536,451
ATM issuance costs	-	-	(39,657)	-	(39,657)
Common stock issued for purchase of mineral property	640,638	641	1,351,106	-	1,351,747
Common stock issued for RSUs and PSUs	323,032	323	(323)	-	-
Stock-based compensation expense	-	-	807,523	-	807,523
Net loss	-	-	-	(8,594,581)	(8,594,581)
Balance, March 31, 2024	87,703,942	87,704	148,233,136	(51,259,357)	97,061,483

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	73,341,001	$73,341	$107,317,974	$(6,215,577)	$101,175,738
Common stock issued for ATM program, net of amortized issuance costs	1,886,800	1,887	4,860,987	-	4,862,874
Common stock issued for PSUs	18,609	19	(19)	-	-
Payments of income taxes on PSUs	-	-	(38,000)	-	(38,000)
Common stock issued for exercise of options	37,500	37	11,963	-	12,000
Common stock issued for exercise of warrants	9,018	9	18,748	-	18,757
Stock-based compensation expense	-	-	1,292,734	-	1,292,734
Net loss	-	-	-	(9,266,031)	(9,266,031)
Balance, March 31, 2023	75,292,928	75,293	113,464,387	(15,481,608)	98,058,072

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

NOTE 1 - Organization and Nature of Business

Organization

Dakota Gold Corp., ("we," "us", "our," "the Company," "Dakota Gold" or "DGC") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"), pursuant to which Dakota Territory stockholders, other than Dakota Gold, were entitled to receive one share of Dakota Gold common stock for each share of Dakota Territory common stock (the "DTRC Merger"). As a result of the DTRC Merger, Dakota Gold delivered 35,209,316 shares of the Company's common stock to former holders of Dakota Territory common stock. The Company currently operates in one segment, mineral exploration, in the United States.

Liquidity

The Company's mineral properties are at the exploration stage and are without declared mineral reserves or mineral resources, except for the mineral resource estimate contained in the Company's inaugural technical report summary for the Richmond Hill property, which was prepared in accordance with Subpart 1300 of Regulation S-K, promulgated by the Securities and Exchange Commission ("S-K 1300"), and which was completed in April 2024. Therefore, our mineral properties have not generated revenues. The business of exploring for minerals involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines (see Risk Factors in the Company's 10-K for the year ended December 31, 2023). Major expenditures are required to establish ore reserves, to develop metallurgical processes, to acquire construction and operating permits, and to construct mining and processing facilities. The amounts shown as mineral rights and properties represent acquisition and holding costs and do not necessarily represent present or future recoverable values. The recoverability of the amounts shown for mineral rights and properties is dependent upon the Company obtaining the necessary financing to complete the necessary exploration of the properties, the discovery of economically recoverable reserves, development of the properties and future profitable operations or through sale of the assets.

These condensed consolidated interim financial statements for the three months ended March 31, 2024 and 2023 ("financial statements") have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of March 31, 2024, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes its cash balance of approximately $15.11 million as of March 31, 2024, the Company's working capital of approximately $12.22 million, the anticipated ability to utilize the ATM program during the year and the ability to scale down the exploration program alleviate the doubt as to the Company's ability to continue as a going concern for 12 months beyond the date of these financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

NOTE 2 - Summary of Accounting Policies

Basis of Presentation

The interim Condensed Consolidated Financial Statements ("interim statements") of Dakota Gold Corp. have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the U.S. Securities and Exchange Commission ("SEC") for interim statements, and should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2023 included in its Annual Report on Form 10-K, as filed with the SEC on March 28, 2024.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year ended December 31, 2023, as reported in the Company's Annual Report on Form 10-K, have been omitted. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements of the Company and in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.

Basis of Consolidation

The interim financial statements for the three months ended March 31, 2024 and 2023 include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada).

All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

NOTE 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch Properties. In addition, we have 100% ownership in the Barrick Option, and the Richmond Hill Properties upon exercise of their underlying option payments. All are located in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, hereinafter referred to as the "Black Hills Property."

On April 30, 2024, the Company published a mineral resource estimate under S-K 1300 at its Richmond Hill property. The full text of the technical report summary containing the mineral resource estimate is included in the Form 8-K filed by the Company on April 30, 2024.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

NOTE 3 - Mineral Rights and Properties (continued)

On January 12, 2024 (the "closing date"), the Company closed an agreement to purchase various databases, mining permits and real properties in Lawrence County, South Dakota from VMC, LLC ("VMC") for total consideration of $3.3 million, as well as a contingent payment of $2.1 million upon the first of either of the following “triggering events: (i) the first commercial gold production or (ii) on a change of control, if the Company still owns the real property. The Company's consideration to be paid to VMC consisted of a cash deposit of $1,000 and the remainder of the initial payment of $3,299,000 (the "balance payment") to be paid in two tranches:

1. On the closing date, one-half of the balance payment in shares of the Company's common stock based upon the volume-weighted average price ("VWAP") of the Company's shares for the 20-day period immediately prior to the closing date; and

2. On or before the date that is nine months following the closing date, a payment of one-half of the balance payment in the Company's shares of common stock, cash or a combination of the Company's stock and cash, at the election of the Company. The value of any of the Company's stock will be based upon the VWAP of the stock for the 20-day period immediately prior to the date of issuance of the stock on or before nine months following the closing date.

The VWAP of the Company's shares of common stock for the 20-day period immediately prior to the closing date was $2.57 per share.

On the closing date, the Company issued a total of 640,638 shares of its common stock, valued at $2.11 per share, the closing price of the Company's stock on the day before the closing date of the agreement, and paid closing costs of $9,778. The capitalized value of the first tranche of the balance payment totaled $1,361,524.

The Company has capitalized the present value of the second tranche to mineral properties, and included this amount in accounts payable at March 31, 2024. The amount initially recorded on the closing date related to the second payment due was $1,512,017, representing the present value of the balance payment of $1,649,500, discounted for the nine-month payment term at an interest rate of 11.66%. The second payment amount initially recorded on January 12, 2024 will accrete through the recognition of interest expense until it reaches $1,649,500 on October 12, 2024.  If the Company elects to issue stock as any or all of its second tranche consideration, the difference between the liability at that time of settlement and the fair value of the shares issued to settle the liability will be recorded as a gain or loss in the statement of operations.

As of March 31, 2024 and December 31, 2023, the carrying value of Company's mineral properties totaled $82,238,845 and $79,344,304, respectively. As of March 31, 2024, the Company is in the exploration stage and has not commenced amortization of its properties.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

NOTE 4 - Property and Equipment

As of March 31, 2024 and December 31, 2023, the Company's property and equipment consists of the following:

	Estimated Useful Life	March 31, 2024	December 31, 2023
	Years	$	$
Land		418,884	418,884
Building	39	1,409,057	1,366,682
Furniture and equipment	3 to 5	955,875	875,397
Right-of-use ("ROU") assets	2 to 5	193,696	229,611
		2,977,512	2,890,574
Less accumulated depreciation		(696,201)	(628,595)
Property and equipment, net		2,281,311	2,261,979

Depreciation expense for the three months ended March 31, 2024 and 2023 was $67,606 and $60,740, respectively, and is included in general and administrative expenses. ROU assets are amortized on a straight-line basis for the remaining lives of their respective lease terms.

At March 31, 2024, the Company has three operating lease agreements for office and building space in Vancouver, British Columbia, Canada and Rapid City, South Dakota. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company assumed a discount rate of 11.66% based on the Company's estimated incremental borrowing rate. During the three months ended March 31, 2024, the Company recognized approximately $33,000 in rent expense which is included in general and administrative and exploration expense on the condensed consolidated interim statements of operations. The weighted average remaining lease term for operating leases as of March 31, 2024 was 1.5 years. At March 31, 2024, the remaining undiscounted lease payments under these lease agreements totaled approximately $247,000.

NOTE 5 - Accounts Payable and Accrued Liabilities

As of March 31, 2024 and December 31, 2023, the Company's accounts payable and accrued liabilities consists of the following:

	March 31, 2024	December 31, 2023
	$	$
Trade payables	1,386,278	2,705,316
Accrued bonuses	327,249	1,326,986
Other	2,012,123	318,843
	3,725,650	4,351,145

Included in "Other" at March 31, 2024 is $1,512,017 due to be paid later in 2024 for the purchase of a mineral property.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

Share Issuances During the Three Months Ended March 31, 2024

The Company issued:

  640,638 shares of common stock to VMC in connection with the first tranche of a payment for the purchase of a mineral property (Note 3);
  115,517 shares of common stock to employees of the Company for the settlement of PSUs; and
  207,515 shares of common stock to employees and directors of the Company for the settlement of RSUs.

There was no ATM stock issued in the three months ended March 31, 2024.

Share Issuances During the Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company utilized its ATM program to raise net proceeds of approximately $5 million by issuing 1,886,800 shares of common stock.

In addition, the Company issued:

  37,500 shares of common stock pursuant to an exercise of stock options for proceeds of $12,000;
  9,018 shares of common stock pursuant to an exercise of warrants for proceeds of $18,757; and
  18,609 shares of common stock to employees of the Company for the settlement of PSUs which vested on March 1, 2023.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

NOTE 6 - Stockholders' Equity (Continued)

Stock-based Compensation

The Company recognized stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	$	$
RSUs	449,165	491,523
PSUs	162,706	153,563
Stock options	195,652	647,648
Total stock-based compensation expense	807,523	1,292,734

The Company recognized stock-based compensation related to the issuance of stock options totaling $807,523 and $1,292,734 during the three months ended March 31, 2024 and 2023, respectively, of which $134,675 and $201,946 was allocated to exploration expenses, respectively, and $672,848 and $1,090,788 was allocated to administrative expenses, respectively.

We granted the following stock-based compensation awards as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Number	Weighted average fair value $	Number	Weighted average fair value $
RSUs	913,668	2.12	622,567	2.81
PSUs	442,217	2.45	329,182	3.72
Stock options	445,966	1.05	333,588	1.39
Total equity awards granted	1,801,851		1,285,337

As of March 31, 2024, unrecognized compensation expense and weighted-average vesting period for each of our stock-based compensation awards were as follows:

	Unrecognized Compensation Expense	Weighted- average Vesting Period
	$	(Years)
RSUs	2,743,338	1.75
PSUs	1,483,804	1.65
Stock options	861,494	1.61

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

NOTE 7 - Commitments and Contingencies

The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these potential lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations, or liquidity. The Company does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

NOTE 8 - Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the income tax benefit reported in these interim financial statements for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Income tax (benefit) computed at federal statutory rates	$(1,800,441)	$(1,891,802)
Change in valuation allowance	1,754,342	1,617,289
Non-deductible stock-based compensation	29,197	-
Other	517	-
Total income tax (benefit)	$(16,385)	$(274,513)

The effective tax rate for the three months ended March 31, 2024 was 0.19%. The effective tax rate for the three months ended March 31, 2024 was less than the expected statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the Company's financial condition and results of operations together with the Company's financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects," "anticipates," "plans," "estimates" or "intends," the negatives thereof, variations thereon and similar expressions, or stating that certain actions, events or results "may," "could," "would," "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this quarterly report relate to, among other things:

  our businesses and prospects and our overall strategy;
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
  estimates and future assumptions set forth in the mineral resource estimate for the Richmond Hill property; and
  attributes and future values of the Company's projects or other interests, operations or rights.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation risks associated with or related to:

  the potential lack of proven and probable mineral reserves pursuant to S-K 1300;
  the potential failure to successfully execute management's strategy and manage our growth;
  the Company's history of losses and potential need for additional funding;
  our limited operating history;
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
  mineralization estimates and the effect of changes in such estimates on the economic viability of our properties;

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
  volatility in the market price of our listed securities; and
  other factors set forth under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

This management's discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto as set forth herein. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect its business, including without limitation, the disclosures made under "Risk Factors" of its most recent Form 10-K.

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

Overview

The Company's goal is to create stockholder value through the acquisition, responsible exploration, and future development of high caliber gold properties in the Homestake District of South Dakota. Management and the technical teams cumulatively have several hundred years of international mining and exploration experience and key personnel have more than 50 combined years in the Homestake District, mostly with the Homestake Mining Company, as well as other exploration companies that have operated in the region. The Company believes that this experience uniquely positions the Company and will allow it to leverage its direct experience and knowledge of past exploration and mining activities in the Homestake District. Combined with the use of modern exploration and mining techniques, and new geologic understanding from experience in other mines, new research and information extracted from its new geophysical surveys, the Company hopes to focus its programs and build upon where the historic Homestake Mining Company left off in the 1990s.

The Homestake District has yielded approximately 44.6 million ounces of gold production as of March 31, 2024 with most of it coming from within a small geographic area. The production ledges of the Homestake Mine define a cumulative surface projection area of less than three square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Modern statistical studies of ore deposit trends and understanding of the distribution of large gold camps around the world indicates that large gold deposits generally form in distinct camps and normally occur in clusters that show predictable distributions (Zipf's Law Applied to Ore Deposits). The Company believes this might be true for the Homestake District. Outside of the mine area, the Homestake District has been underexplored and heretofore has not been the subject of modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

The Company has consistently pursued a strategy of expanding its portfolio of brownfield properties located exclusively within the Homestake District to build a strong land position with the goal of consolidating possible mineral potential. Property acquisitions are focused and based on past exploration, the access to proprietary data sets the Company has assembled over the years, new research and remote data acquisition (Magnetics, Gravity and Radiometric) that was recently conducted over the Homestake District that hosts the Homestake Gold Deposit.

Other than mineral resource estimate with an effective date of October 5, 2023 contained in our inaugural technical report summary for the Richmond Hill property, none of our other properties are sufficiently drilled to prepare an estimate of mineral resources under S-K 1300. The Company believes the Homestake District is in a safe, low-cost jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Drill Programs and Results

Permitting and site preparations were initiated for the first drilling program on the iron-formation target and other Tertiary-age replacement targets in the Maitland area and drilling commenced in early 2022. The Company has since expanded its drilling operations to the Richmond Hill Project and has had up to four drill rigs operating on Dakota Gold properties. Dakota Gold has completed permit applications and environmental field work for exploration on several target areas and currently has nine active permits in place: four on the Maitland Project, three on the Richmond Hill Project, one on the City Creek Project and one on the Cambrian Unconformity Project. Permitting for targets for some of the other Dakota Gold Properties may be advanced for drilling as exploration activity continues throughout the year.

Dakota Gold completed 24 holes for 78,040 feet (23,787 meters) of core drilling on three projects in 2022. The areas drilled were the Maitland Project, the Richmond Hill Project, and the Cambrian Unconformity Project. The Company also completed 89 holes for 174,659 feet (52,992 meters) of core on two projects in 2023; the areas drilled were the Maitland Gold Project (78,589 feet; 23,954 meters) and the Richmond Hill Project (96,070 feet; 29,282 meters). In total, Dakota Gold has completed 113 drill holes for 252,699 feet (77,023 meters) since drilling started in 2022.

On February 8, 2023, the Company announced the discovery of the Unionville Zone in MA22C-009, which intercepted mineralized, Precambrian hosted, Tertiary-age, epithermal gold mineralization in a structurally controlled breccia. On May 4, 2023, the Company announced the discovery of the JB Zone in MA23C-017, which intercepted significant high-grade, Homestake-type, Precambrian mineralization over potentially mineable widths that has since been followed up with multiple gold intercepts in multiple limbs of Homestake iron formation, the geometry of which is analogous to the West-Ledge system at the Homestake Mine.

On April 13, 2023, the Company announced the commencement of an infill and step-out drilling program at the Richmond Hill property to convert and expand known gold mineralization identified by more than 900 historical drill holes, and expanded by new Dakota Gold drilling, into the maiden technical report summary for the Richmond Hill property. On September 27, 2023, the Company announced commencement of an infill drilling program at the Unionville Zone on the Maitland Project for the purpose of advancing to a S-K 1300 compliant resource for 2025. On April 30, 2024, the Company announced the completion of the inaugural S-K 1300 compliant technical report summary for the Richmond Hill property, which was filed as an exhibit to the Company’s Current Report on Form 8-K. This report does not include the infill drilling program at the Unionville Zone on the Maitland Project.

Richmond Hill Technical Report Summary

On April 30, 2024 the Company disclosed an inaugural Mineral Resource Estimate ("MRE") for the Richmond Hill property. Below is a summary of the Richmond Hill MRE, as disclosed in our Form 8-K filed on April 30, 2024.

Table 1-1: Richmond Hill Conceptual Pit-Constrained MRE at Variable Cutoff Grades

Redox	Classification	Au g/t	Tonnes	Ounces Au
Oxide	Indicated	0.65	14,979,000	314,000
Mixed	Indicated	0.74	22,849,000	547,000
Hypogene	Indicated	1.04	14,001,000	469,000
Total Indicated		0.80	51,829,000	1,330,000

Oxide	Inferred	0.49	27,437,000	429,000
Mixed	Inferred	0.63	19,957,000	407,000
Hypogene	Inferred	0.86	10,668,000	296,000
Total Inferred		0.61	58,062,000	1,132,000

Notes:

- Weighted mean of oxide, mixed, and hypogene totals.
- Mineral resources are not mineral reserves and do not have demonstrated economic viability.
- There is no certainty that all or any part of the estimated mineral resources will be converted into mineral reserves.
- Pit-constrained resources are stated at a range of cutoff gold grades depending on oxide state.
- Oxide recovery = 87%, mixed recovery = 65%, hypogene recovery = 42%.
- Mineral resource tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
- Mineral resource tonnage and grades are reported as undiluted.

- MRE is current as of October 5, 2023.

- Pit-Constrained at $1,900/oz; Royalty = 3.8%; Mill & G&A Cost = $8.00; Mine Cost = $1.80.

- Cutoff grade Au g/t: Oxide 0.21 g/t, Mixed 0.29 g/t, Hypogene 0.44 g/t

- Pit slope at 50 degrees

Planned Activities

The Company's planned activities in fiscal 2024 will be focused on advancing exploration and resources development drilling on its Maitland and Richmond Hill projects. Additional field work, specifically data compilation, sampling and mapping, are planned for Dakota Gold's West Corridor, Blind Gold and Poorman Anticline properties during the 2024 field season.

Specifically at Richmond Hill, gold mineralization remains open in all directions and at depth. Additional drilling will be conducted within the resource area, defined in the inaugural resource estimation, where significant mineral potential exists but where drilling was of insufficient density to be included in the maiden resource. The additional drilling and the inclusion of silver will be incorporated into future resource estimates.

In addition, exploration will be conducted on targets outside the Richmond Hill resource area where untested targets exist or where potential mineralized structures and breccias project under Paleozoic and Tertiary cover rocks.

Also at Richmond Hill, work will continue on understanding the rare earth mineralization announced earlier this year, through additional assay and metallurgical investigation and a preliminary geologic model.

At Maitland, infill and step out drilling will continue in the JB and Unionville discovery areas for both Precambrian and Tertiary-age gold mineralization with the goal of completing an initial resource estimation for the Unionville system in 2025.

The Company continues to utilize its proprietary geophysical data sets to evaluate both regional and project specific targets. The Company continues to locate and compile historic data sets useful to the Company’s regional exploration programs.

Additional land acquisition will be pursued on an opportunistic basis to enhance the Company’s ongoing exploration efforts.

With four drill rigs operating at the Black Hills Property, the Company anticipates expenditures of approximately $30 million during the calendar year ending December 31, 2024. To fund expenditures at this level, the Company will be required to raise further capital. Should it be unable to raise capital, the Company can scale down the exploration program to maintain greater than 12 months of funding as of March 31, 2025.

The Company's projects are all at the exploration stage and do not generate revenues. Other than the mineral resource estimate contained in the technical report summary for the Richmond Hill property, the Company has not established that any of its properties or projects contain mineral resources or mineral reserves, as defined under S-K 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, including exploration and development risks, competition from well-funded competitors, and the Company's ability to manage growth and assessments of ongoing exploration activities and results. The Company cannot offer assurance that its expenses will either meet or exceed its projections.

Liquidity and Capital Resources

The Company is in the exploration stage and currently does not generate revenues. As such, the Company finances its operations and the acquisition and exploration of its mineral properties through the issuance of common stock, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.

As of March 31, 2024, the Company had working capital of approximately $12.22 million and a retained deficit of approximately $51.26 million. The Company had a net loss for the three months ended March 31, 2024, of approximately $8.59 million.

During the twelve months ending December 31, 2024, the Company anticipates cash expenditures of approximately $30 million.

Based on the Company's cash balance at March 31, 2024 of approximately $15.11 million and the anticipated ability to utilize the ATM program during the year, the Company believes that it will have sufficient funds to fund its activities for the next twelve months. The actual timing of expected expenditures and fundraising is dependent upon a number of factors, including the management of variable exploration expenditures.

Should it be unable to raise sufficient capital, the Company plans to scale down the exploration program in order to maintain greater than 12 months of funding from the date of these financial statements.

Results of Operations

Comparison of Three months ended March 31, 2024 and 2023

The Company had losses from operations for the three months ended March 31, 2024 and 2023 totaling approximately $8.79 million and $9.58 million, respectively, losses before income tax of approximately $8.61 million and $9.54 million respectively, leading to net losses of approximately $8.59 million and $9.27 million.

Exploration Expenses

During the three months ended March 31, 2024 and 2023, exploration expenses totaled approximately $6.55 million and $6.84 million, respectively. The Company's main driver for exploration expenditure relates to the number of drills operating at our projects. While the Company had four drills operating during both periods, the Company has improved cost efficiency. The Company also took a longer shutdown over late December 2023 and early January 2024, which reduced drilling and related costs including assays and core cutting. Partially offsetting the reduction in drilling costs were higher study costs relating to the completion of the technical report summary for the Richmond Hill property. Included in exploration costs were non-cash exploration-related stock-based compensation expenses of approximately $0.13 million and $0.20 million for the three months ended March 31, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2024 and 2023, were approximately $2.25 million and $2.74 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The decrease was primarily due to decreased stock-based compensation allocated to administration expenses of $0.67 million for the three months ended March 31, 2024 (compared to approximately $1.09 million for the three months ended March 31, 2023) and decreased support costs included in general and administrative costs of approximately $1.15 million for the three months ended March 31, 2024 (compared to $1.45 million for the three months ended March 31, 2023), partially offset by increased investor relations expenses of approximately $0.19 million for the three months ended March 31, 2024 (compared to approximately $0.03 million for the three months ended March 31, 2023).

Other Income and Expense

The Company earned interest income from bank accounts of approximately $0.22 million and $0.05 million and incurred interest expense of approximately $0.04 million and $Nil related to the VMC purchase for the three months ended March 31, 2024 and 2023, respectively.

Cash Flows Used in Operating Activities

During the three months ended March 31, 2024 and 2023, the Company's cash flows used in operating activities were approximately $10.17 million and $8.46 million, respectively. Cash used in operations for the three months ended March 31, 2024 increased period over period primarily as a result of timing of payments.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2024 and 2023, cash flow used in investing activities were approximately $0.17 million and $0.07 million, respectively. In the three months ended March 31, 2024, the cash used in investing activities consisted of approximately $0.12 million for purchases of property and equipment, $0.03 million of mineral properties and $0.02 million of other assets. In the three months ended March 31, 2023, the cash used in investing activities consisted of approximately $0.04 million for purchases of property and equipment, $0.02 million of mineral properties and $0.01 million of other assets. The increase in property acquisition costs was due to the timing of acquisitions. The higher acquisition of property and equipment in the three months ended March 31, 2023 related to the completion of the new core storage facility.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, cash used in financing activities totaled approximately $0.09 million, relating to ATM program costs. During the three months ended March 31, 2023, the Company issued 1,886,800 shares of common stock under the ATM program for net proceeds of approximately $4.90 million, 37,500 shares of common stock for the exercise of stock options for proceeds of approximately $0.01 million and 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of $0.02 million and the Company paid income taxes related to vested RSUs and PSUs totaling approximately $0.04 million on behalf of its employees.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company's consolidated financial statements; valuation of options granted to directors and officers using Black-Scholes and Monte Carlo models. The Company's accounting policies are described in greater detail in Note 2 to the Company's audited annual consolidated financial statements for the year ended December 31, 2023. There have been no material changes to the Company's critical accounting policies and estimates as compared to the Company's critical accounting policies and estimates described in the Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective as of March 31, 2024.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

We have added the following risk factor to those disclosed in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023:

Risks Associated with Our Business

Mineral resource estimates are inherently imprecise, involve substantial expenditures and are frequently non-productive.

We have released an estimate of mineral resources at the Richmond Hill property. Mineral resource figures based on estimates made by geologists are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. Substantial expenditures are required to: (i) establish the existence of a potential ore body through drilling and metallurgical and other testing techniques; (ii) determine metal content and metallurgical recovery processes to process metal from the ore; (iii) determine the feasibility of mine development and mineral extraction; and (iv) construct, renovate or expand mining and processing facilities. It usually takes several years from the initial mineral resource estimate until mineral extraction is possible, if at all. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, our exploration programs may not result in the development of any particular property. We cannot assure you that our mineral resource estimates are accurate, and even if the estimates are accurate, the economic viability of the Richmond Hill property may not justify exploitation or the estimates may not accurately reflect the future revenue we receive from mineral extraction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2024, Dakota Gold acquired various databases, mining permits and real properties in Lawrence County, South Dakota for $3.3 million through a property purchase agreement with VMC, LLC (“VMC”). The deal closed on January 12, 2024 and the Company issued a total of 640,638 shares of common stock based on a volume-weighted average price of $2.57 per share for the first tranche of payment. The Company relied on the exemption from registration provided under Section 4(a)(2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended March 31, 2024, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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
Dated: May 10, 2024

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: May 10, 2024