Form 10-Q
period 2024-06-30
Dakota Gold Corp.
filed 2024-08-13
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 000-41349

Dakota Gold Corp.

(Exact Name of Registrant as Specified in its charter)

Delaware	85-3475290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [  ] No [X]

As of August 13, 2024, there were 93,662,467 shares of common stock outstanding.

DAKOTA GOLD CORP.

JUNE 30, 2024

(UNAUDITED)

DAKOTA GOLD CORP.
Condensed Consolidated Interim Balance Sheets

	Note	June 30, 2024 (Unaudited)	December 31, 2023
		$	$
ASSETS

Current assets
Cash and cash equivalents	1	16,076,329	25,548,373
Prepaid expenses and other current assets		696,736	676,020
Total current assets		16,773,065	26,224,393

Non-current assets
Mineral rights and properties	3	82,459,541	79,344,304
Property and equipment, net	4	2,202,340	2,261,979
Other assets		449,363	371,864
Total assets		101,884,309	108,202,540

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	5	6,004,285	4,351,145
Lease liabilities - current		110,990	135,097
Total current liabilities		6,115,275	4,486,242

Non-current liabilities
Lease liabilities		49,352	94,515
Deferred tax liability	8	42,666	85,332
Total liabilities		6,207,293	4,666,089

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock, par value $0.001; 300,000,000 authorized, 90,870,964 and 86,740,272 shares outstanding, respectively	6	90,871	86,740
Additional paid-in capital		155,998,312	146,114,487
Accumulated deficit		(60,412,167)	(42,664,776)
Total stockholders' equity		95,677,016	103,536,451
Total liabilities and stockholders' equity		101,884,309	108,202,540

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2024	2023	2024	2023
		$	$	$	$
Operating expenses
Exploration expenses		6,428,694	7,599,109	12,974,352	14,436,868
General and administrative expenses		2,796,466	2,579,282	5,044,365	5,316,703
Loss from operations		(9,225,160)	(10,178,391)	(18,018,717)	(19,753,571)

Other income (expenses)
Foreign exchange loss		(14,600)	(411)	(18,612)	(19,687)
Interest expense		(45,669)	-	(83,109)	-
Interest income		120,965	41,462	345,008	95,374
Total other income		60,696	41,051	243,287	75,687

Loss before income taxes		(9,164,464)	(10,137,340)	(17,775,430)	(19,677,884)
Income tax expense - current		(9,679)	-	(14,627)	-
Income tax benefit - deferred	8	21,333	314,580	42,666	589,093
Net loss and comprehensive loss		(9,152,810)	(9,822,760)	(17,747,391)	(19,088,791)

Basic and diluted loss per share		(0.10)	(0.13)	(0.20)	(0.26)

Weighted average number of basic and diluted shares of common stock outstanding		87,891,166	75,942,827	87,647,045	74,849,611

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2024	2023

Operating activities
Net loss	$(17,747,391)	$(19,088,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	134,093	123,985
Stock-based compensation expense	1,781,095	2,549,232
Interest expense	83,109	-
Deferred income tax benefit	(42,666)	(589,093)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(20,716)	(94,905)
Accounts payable and accrued liabilities	60,542	62,966
Other assets	(103,100)	-
Net cash used in operating activities	(15,855,034)	(17,036,606)

Investing activities
Purchases of property and equipment	(143,724)	(477,914)
Purchases of mineral rights and properties	(251,474)	(102,114)
Net cash used in investing activities	(395,198)	(580,028)

Financing activities
Proceeds from sale of common stock on at-the market ("ATM") program, net of issuance costs	6,739,788	9,376,995
Proceeds from exercise of stock options	38,400	12,000
Proceeds from exercise of warrants	-	18,757
Payments of income taxes on restricted stock units ("RSUs") and performance stock units ("PSUs")	-	(263,214)
Net cash provided by financing activities	6,778,188	9,144,538

Net change in cash and cash equivalents	(9,472,044)	(8,472,096)
Cash and cash equivalents, beginning of period	25,548,373	23,911,722
Cash and cash equivalents, end of period	$16,076,329	$15,439,626

Non-cash investing and financing activities
Amortization of deferred ATM offering costs offset against additional paid-in capital	$(115,474)	$(98,905)
Common stock issued for purchase of mineral properties	1,351,747	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	86,740,272	$86,740	$146,114,487	$(42,664,776)	$103,536,451
Amortization of ATM issuance costs	-	-	(39,657)	-	(39,657)
Common stock issued for purchase of mineral property	640,638	641	1,351,106	-	1,351,747
Common stock issued for RSUs and PSUs	323,032	323	(323)	-	-
Stock-based compensation expense	-	-	807,523	-	807,523
Net loss	-	-	-	(8,594,581)	(8,594,581)
Balance, March 31, 2024	87,703,942	87,704	148,233,136	(51,259,357)	97,061,483
Common stock issued for ATM program, net of issuance costs	3,024,751	3,025	6,829,263	-	6,832,288
Amortization of ATM issuance costs	-	-	(75,917)	-	(75,917)
Common stock issued for RSUs	122,271	122	(122)	-	-
Common stock issued for exercise of options	20,000	20	38,380	-	38,400
Stock-based compensation expense	-	-	973,572	-	973,572
Net loss	-	-	-	(9,152,810)	(9,152,810)
Balance, June 30, 2024	90,870,964	90,871	155,998,312	(60,412,167)	95,677,016

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	73,341,001	$73,341	$107,317,974	$(6,215,577)	$101,175,738
Common stock issued for ATM program, net of issuance costs	1,886,800	1,887	4,900,633	-	4,902,520
Amortization of ATM issuance costs	-	-	(39,646)	-	(39,646)
Common stock issued for PSUs	18,609	19	(19)	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	12,000
Common stock issued for exercise of warrants	9,018	9	18,748	-	18,757
Stock-based compensation expense	-	-	1,292,734	-	1,292,734
Payments of income taxes on PSUs	-	-	(38,000)	-	(38,000)
Net loss	-	-	-	(9,266,031)	(9,266,031)
Balance, March 31, 2023	75,292,928	75,293	113,464,387	(15,481,608)	98,058,072
Common stock issued for ATM program, net of issuance costs	1,397,264	1,397	4,541,967	-	4,543,364
Amortization of ATM issuance costs	-	-	(59,259)	-	(59,259)
Common stock issued for RSUs	165,663	166	(166)	-	-
Stock-based compensation expense	-	-	1,256,498	-	1,256,498
Payments of income taxes on RSUs	-	-	(225,214)	-	(225,214)
Net loss	-	-	-	(9,822,760)	(9,822,760)
Balance, June 30, 2023	76,855,855	$76,856	$118,978,213	$(25,304,368)	$93,750,701

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

NOTE 1 - Organization and Nature of Business

Organization

Dakota Gold Corp., ("we," "us", "our," "the Company," "Dakota Gold" or "DGC") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"), pursuant to which Dakota Territory stockholders, other than Dakota Gold, were entitled to receive one share of Dakota Gold common stock for each share of Dakota Territory common stock (the "DTRC Merger"). As a result of the DTRC Merger, Dakota Gold delivered 35,209,316 shares of the Company's common stock to former holders of Dakota Territory common stock. On May 14, 2024, following the receipt of approval by its shareholders, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration, in the United States.

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

These condensed consolidated interim financial statements for the three and six months ended June 30, 2024 and 2023 ("financial statements") have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of June 30, 2024, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes its cash balance of approximately $16.08 million as of June 30, 2024, the Company's working capital of approximately $10.66 million, the anticipated ability to utilize the ATM program during the year and the ability to scale down the exploration program alleviate the doubt as to the Company's ability to continue as a going concern for 12 months beyond the date of these financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

NOTE 1 - Organization and Nature of Business (continued)

On June 26, 2024, the Company entered into a binding agreement with certain entities managed by Orion Mine Finance ("Orion"), for an investment of approximately $5.86 million in the Company. On July 2, 2024, Orion purchased 2,344,836 shares of common stock of the Company at a price of $2.50 per share for aggregate gross proceeds of $5,862,090 in a registered direct offering (the "Orion Equity Investment"). Concurrent with the consummation of the Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of $182,758.

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

Basis of Consolidation

The interim financial statements for the three and six months ended June 30, 2024 and 2023 include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada). All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Reclassifications

Certain reclassifications have been made to conform prior year's data to the current presentation. The reclassifications have no effect on the results of reported operations or stockholders' deficit or cash flows.

NOTE 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch Properties. In addition, the Company has 100% ownership in the Barrick Option and the Richmond Hill Properties upon exercise of their underlying option payments. All are located in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, hereinafter referred to as the "Black Hills Property."

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

NOTE 3 - Mineral Rights and Properties (continued)

On April 30, 2024, the Company published a mineral resource estimate under S-K 1300 at its Richmond Hill property. The full text of the technical report summary containing the mineral resource estimate is included in the Form 8-K filed by the Company on April 30, 2024.

On January 12, 2024 (the "closing date"), the Company closed an agreement to purchase various databases, mining permits and real properties in Lawrence County, South Dakota from VMC, LLC ("VMC") for total consideration of $3.3 million, as well as a contingent payment of $2.1 million upon the first of either of the following "triggering events: (i) the first commercial gold production or (ii) on a change of control, if the Company still owns the real property. The Company's consideration to be paid to VMC consisted of a cash deposit of $1,000 and the remainder of the initial payment of $3,299,000 (the "balance payment") to be paid in two tranches:

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

The Company has capitalized the present value of the second tranche to mineral properties, and included this amount in accounts payable at June 30, 2024. The amount initially recorded on the closing date related to the second payment due was $1,512,017, representing the present value of the balance payment of $1,649,500, discounted for the nine-month payment term at an interest rate of 11.66%. The second payment amount initially recorded on January 12, 2024 will accrete through the recognition of interest expense until it reaches $1,649,500 on October 12, 2024.

As of June 30, 2024 and December 31, 2023, the carrying value of the Company's mineral properties totaled $82,459,541 and $79,344,304, respectively. As of June 30, 2024, the Company is in the exploration stage and has not commenced amortization of its properties.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

NOTE 4 - Property and Equipment

As of June 30, 2024 and December 31, 2023, the Company's property and equipment consists of the following:

	Estimated Useful Life	June 30, 2024	December 31, 2023
	Years	$	$
Land		418,884	418,884
Building	39	1,423,810	1,366,682
Furniture and equipment	3 to 5	961,993	875,397
Right-of-use ("ROU") assets	2 to 5	160,341	229,611
		2,965,028	2,890,574
Less accumulated depreciation		(762,688)	(628,595)
Property and equipment, net		2,202,340	2,261,979

Depreciation expense for the three and six months ended June 30, 2024 and 2023 was $66,487 and $63,245 and $134,093 and $123,985, respectively, and is included in general and administrative expenses. ROU assets are amortized on a straight-line basis for the remaining lives of their respective lease terms.

At June 30, 2024, the Company has three operating lease agreements for office and building space in Vancouver, British Columbia, Canada and Rapid City, South Dakota. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company assumed a discount rate of 11.66% based on the Company's estimated incremental borrowing rate. During the three and six months ended June 30, 2024, the Company recognized approximately $37,000 and $74,000, respectively in rent expense which is included in general and administrative and exploration expense on the condensed consolidated interim statements of operations. The weighted average remaining lease term for operating leases as of June 30, 2024 was 1.6 years. At June 30, 2024, the remaining undiscounted lease payments under these lease agreements totaled approximately $210,000.

NOTE 5 - Accounts Payable and Accrued Liabilities

As of June 30, 2024 and December 31, 2023, the Company's accounts payable and accrued liabilities consists of the following:

	June 30, 2024	December 31, 2023
	$	$
Trade payables	3,420,428	2,705,316
Accrued bonuses	657,246	1,326,986
Other	1,926,611	318,843
	6,004,285	4,351,145

Included in "Other" at June 30, 2024 is $1,595,126 due to be paid later in 2024 for the purchase of a mineral property.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

On October 21, 2022, the Company entered into an equity distribution agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish an "at the market" program (The "ATM program"). Under the ATM program, the Company may offer and sell shares of common stock having aggregate proceeds of up to $50 million, from time to time, through any of the Sales Agents.

Share Issuances During the Six Months Ended June 30, 2024

During the six months ended June 30, 2024, the Company utilized its ATM program to raise net proceeds of approximately $6.74 million by issuing 3,024,751 shares of common stock.

In addition, the Company issued:

  640,638 shares of common stock to VMC in connection with the first tranche of a payment for the purchase of a mineral property (Note 3);
  115,517 shares of common stock to employees of the Company for the settlement of PSUs;
  329,786 shares of common stock to employees and directors of the Company for the settlement of RSUs; and
  20,000 shares of common stock pursuant to an exercise of stock options for proceeds of $38,400.

Subsequent to June 30, 2024, the Company issued 405,000 shares of common stock pursuant to its ATM program to raise net proceeds of approximately $0.97 million.

Share Issuances During the Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company utilized its ATM program to raise net proceeds of approximately $9.38 million by issuing 3,284,064 shares of common stock.

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

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

NOTE 6 - Stockholders' Equity (Continued)

Stock-based Compensation

The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	$	$	$	$
RSUs and PSUs	791,084	722,999	1,402,955	1,373,370
Stock options	182,488	533,499	378,140	1,175,862
Total stock-based compensation expense	973,572	1,256,498	1,781,095	2,549,232

The Company recognized stock-based compensation related to the issuance of RSUs and PSUs during the three months ended June 30, 2024 and 2023, of which $140,587 and $83,474 was allocated to exploration expenses, respectively, and $650,497 and $639,525 was allocated to administrative expenses, respectively. The Company recognized stock-based compensation related to the issuance of RSUs and PSUs during the six months ended June 30, 2024 and 2023, of which $244,770 and $185,808 was allocated to exploration expenses, respectively, and $1,158,185 and $1,187,562 was allocated to administrative expenses, respectively.

The Company recognized stock-based compensation related to the issuance of stock options during the three months ended June 30, 2024 and 2023, of which $30,243 and $125,424 was allocated to exploration expenses, respectively, and $152,245 and $408,075 was allocated to administrative expenses, respectively. The Company recognized stock-based compensation related to the issuance of stock options during the six months ended June 30, 2024 and 2023, of which $ 60,735 and $225,036 was allocated to exploration expenses, respectively, and $317,405 and $950,826 was allocated to administrative expenses, respectively.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

NOTE 6 - Stockholders' Equity (Continued)

The Company granted the following stock-based compensation awards as follows:

	Six Months Ended
	June 30, 2024		June 30, 2023
	Number	Weighted average fair value $	Number	Weighted average fair value $
RSUs	913,668	2.12	635,567	2.83
PSUs	442,217	2.45	329,182	3.72
Stock options	445,966	1.05	333,588	1.39
Total equity awards granted	1,801,851		1,298,337

	Three Months Ended
	June 30, 2024		June 30, 2023
	Number	Weighted average fair value $	Number	Weighted average fair value $
RSUs	-	-	13,000	3.62
Total equity awards granted			13,000

As of June 30, 2024, unrecognized compensation expense and weighted-average vesting period for each of the Company's stock-based compensation awards were as follows:

	Unrecognized Compensation Expense	Weighted- average Vesting Period
	$	(Years)
RSUs	2,241,031	1.58
PSUs	1,195,027	1.49
Stock options	679,006	1.48

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

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

NOTE 8 - Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the income tax benefit reported in these condensed interim financial statements for the three months and six months ended June 30, 2024 and 2023 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income tax (benefit) computed at federal statutory rates	$(1,932,400)	$(2,240,554)	(3,732,840)	(4,132,356)
Change in valuation allowance	1,891,670	1,925,974	3,646,013	3,543,263
Non-deductible stock-based compensation	17,822	-	47,019	-
Other	11,254	-	11,769	-
Total income tax (benefit)	$(11,654)	$(314,580)	(28,039)	(589,093)

The effective tax rate for the three and six months ended June 30, 2024 was 0.16% and 0.13%. The effective tax rate for the three and six months ended June 30, 2024 was less than the expected statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred.

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

Cautionary Note Regarding Forward-Looking Statements

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

The Homestake District has historically yielded approximately 44.6 million ounces of gold production as of June 30, 2024 with most of it coming from within a small geographic area. The production ledges of the Homestake Mine define a cumulative surface projection area of less than three square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Modern statistical studies of ore deposit trends and understanding of the distribution of large gold camps around the world indicates that large gold deposits generally form in distinct camps and normally occur in clusters that show predictable distributions (Zipf's Law Applied to Ore Deposits). The Company believes this might be true for the Homestake District. Outside of the mine area, the Homestake District has been underexplored and heretofore has not been the subject of modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

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

Other than our mineral resource estimate with an effective date of October 5, 2023 contained in our inaugural technical report summary for the Richmond Hill property, none of our other properties are sufficiently drilled to prepare an estimate of mineral resources under S-K 1300. The Company believes the Homestake District is in a safe, low-cost jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

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

In total, Dakota Gold has completed 145 drill holes for 318,836 feet (97,181 meters) since drilling started in 2022. The Company completed 24 holes for 78,339 feet (23,878 meters) of core drilling on three projects in 2022. The areas drilled were the Maitland Project (44,710 feet; 13,628 meters), the Richmond Hill Project (27,503 feet; 8,383 meters), and the Cambrian Unconformity Project (6,126 feet; 1,867 meters). The Company then completed 89 holes for 174,659 feet (53,236 meters) of core on two projects in 2023; the areas drilled were the Maitland Gold Project (78,589 feet; 23,954 meters) and the Richmond Hill Project (96,070 feet; 29,282 meters). The Company has also completed 32 holes for 65,837 feet (20,067 meters) of core on two projects in the first half of 2024; the areas drilled were the Maitland Gold Project (59,073 feet; 18,006 meters) and the Richmond Hill Project 6,764 feet; 2,062 meters).

On February 8, 2023, the Company announced the discovery of the Unionville Zone in MA22C-009, which intercepted mineralized, Precambrian hosted, Tertiary-age, epithermal gold mineralization in a structurally controlled breccia. On May 4, 2023, the Company announced the discovery of the JB Zone in MA23C-017, which intercepted significant high-grade, Homestake-type, Precambrian mineralization over potentially mineable widths that has since been followed up with multiple gold intercepts in multiple limbs of Homestake iron formation, the geometry of which is analogous to the West-Ledge system at the Homestake Mine. The Company continues to intersect both Homestake-type and Unionville Zone-type mineralization and released drilling and assay results in press releases on May 23, 2024, June 20, 2024, and on July 9, 2024.

On April 13, 2023, the Company announced the commencement of an infill and step-out drilling program at the Richmond Hill property to convert and expand known gold mineralization identified by more than 900 historical drill holes, and expanded by new Dakota Gold drilling, into the maiden technical report summary for the Richmond Hill property. On September 27, 2023, the Company announced commencement of an infill drilling program at the Unionville Zone on the Maitland Project for the purpose of advancing to a S-K 1300 compliant resource for 2025. On April 30, 2024, the Company announced the completion of the inaugural S-K 1300 compliant technical report summary for the Richmond Hill property, which was filed as an exhibit to the Company's Current Report on Form 8-K. This report does not include the infill drilling program at the Unionville Zone on the Maitland Project.

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

- MRE is current as of October 5, 2023.

- Pit-Constrained at $1,900/oz; Royalty = 3.8%; Mill & G&A Cost = $8.00; Mine Cost = $1.80.

- Cutoff grade Au g/t: Oxide 0.21 g/t, Mixed 0.29 g/t, Hypogene 0.44 g/t

- Pit slope at 50 degrees

Planned Activities

The Company's planned activities in fiscal 2024 will be focused on advancing exploration and resources development drilling on its Maitland and Richmond Hill projects. Additional field work, specifically data compilation, sampling and mapping, are planned for Dakota Gold's West Corridor, Blind Gold and Poorman Anticline properties in 2024.

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

At Maitland, infill and step out drilling will continue in the JB and Unionville discovery areas for both Precambrian and Tertiary-age gold mineralization with the goal of completing initial resource estimations for these systems in the future.

The Company continues to utilize its proprietary geophysical data sets to evaluate both regional and project specific targets. The Company continues to locate and compile historic data sets useful to the Company's regional exploration programs.

Additional land acquisition will be pursued on an opportunistic basis to enhance the Company's ongoing exploration efforts.

With four drill rigs operating at the Black Hills Property, the Company anticipates expenditures of approximately $30 million during the calendar year ending December 31, 2024. To fund expenditures at this level, the Company will be required to raise further capital. Should it be unable to raise sufficient capital, the Company plans to scale down the exploration program to maintain greater than 12 months of funding from the date of these financial statements.

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

Liquidity and Capital Resources

The Company is in the exploration stage and currently does not generate revenue. As such, the Company finances its operations and the acquisition and exploration of its mineral properties through the issuance of common stock, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.

As of June 30, 2024, the Company had working capital of approximately $10.66 million and a retained deficit of approximately $60.41 million. The Company had a net loss for the six months ended June 30, 2024, of approximately $17.75 million.

On June 26, 2024, the Company entered into a binding agreement with certain entities managed by Orion Mine Finance ("Orion"), for an investment of approximately $5.86 million in the Company. On July 2, 2024, Orion purchased 2,344,836 shares of common stock of the Company at a price of $2.50 per share for aggregate gross proceeds of $5,862,090 in a registered direct offering (the "Orion Equity Investment"). Concurrent with the consummation of the Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of $182,758.

Subsequent to June 30, 2024, the Company issued 405,000 shares of common stock pursuant to its ATM program to raise net proceeds of approximately $0.97 million.

During the twelve months ending December 31, 2024, the Company anticipates cash expenditures of approximately $34 million.

Based on the Company's cash balance at June 30, 2024 of approximately $16.08 million and the anticipated ability to utilize the ATM program during the year, the Company believes that it will have sufficient funds to fund its activities for the next twelve months. The actual timing of expected expenditures and fundraising is dependent upon several factors, including the management of variable exploration expenditures.

Should it be unable to raise sufficient capital, the Company plans to scale down the exploration program to maintain greater than 12 months of funding from the date of these financial statements.

Results of Operations

Comparison of Quarters Ended June 30, 2024 and 2023

The Company had losses from operations for the quarters ended June 30, 2024 and 2023 totaling approximately $9.23 million and $10.18 million, respectively, losses before income tax of approximately $9.16 million and $10.14 million respectively, leading to net losses of approximately $9.15 million and $9.82 million.

Exploration Expenses

During the quarters ended June 30, 2024 and 2023, exploration expenses totaled approximately $6.43 million and $7.60 million, respectively. The Company's main driver for exploration expenditure relates to the number of drills operating at our projects. While the Company alternated between three and four drills operating during both periods, the Company has been able to reduce the cost per foot of drilling. Partially offsetting the reduction in drilling costs were higher study costs relating to the completion of the technical report summary for the Richmond Hill property. Included in exploration costs were non-cash exploration-related stock-based compensation expenses of approximately $0.17 million and $0.21 million for the quarters ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses for the quarters ended June 30, 2024 and 2023, were approximately $2.80 million and $2.58 million, respectively. These expenditures were primarily for legal, accounting, professional fees, investor relations, and other general and administrative expenses necessary for our operations. The increase was primarily due to increased investor relations expenses of approximately $0.36 million for the quarter ended June 30, 2024 (compared to approximately $0.05 million for the quarter ended June 30, 2023) as the Company increased investor related activities to support the capital raising through the ATM and announced the Orion financing (see Note 1), increased support costs included in general and administrative costs of approximately $1.34 million for the quarter ended June 30, 2024 (compared to $1.22 million for the quarter ended June 30, 2023) and increased professional fees of approximately $0.21 million for the quarter ended June 30, 2024 (compared to $0.16 million for the quarter ended June 30, 2023), partially offset by decreased stock-based compensation allocated to administration expenses of $0.80 million for the quarter ended June 30, 2024 (compared to approximately $1.05 million for the quarter ended June 30, 2023) and decreased consulting fees of $0.03 million for the quarter ended June 30, 2024 (compared to approximately $0.04 million for the quarter ended June 30, 2023).

Comparison of Six Months Ended June 30, 2024 and 2023

The Company had losses from operations for the six months ended June 30, 2024 and 2023 totaling approximately $18.02 million and $19.75 million, respectively, losses before income tax of approximately $17.78 million and $19.68 million respectively, leading to net losses of approximately $17.75 million and $19.09 million. The decrease was primarily due to decreased stock-based compensation related to administration expenses of $1.48 million for the six months ended June 30, 2024 (compared to approximately $2.14 million for the six months ended June 30, 2023).

Exploration Expenses

During the six months ended June 30, 2024 and 2023, exploration expenses totaled approximately $12.97 million and $14.44 million, respectively. The Company's main driver for exploration expenditure relates to the number of drills operating at our projects. While the Company alternated between three and four drills in operation during both periods, the Company has improved cost efficiency. The Company also took a longer drilling during January 2024 in comparison to 2023, which reduced drilling and related costs including assays and core cutting. Partially offsetting the reduction in drilling costs were higher study costs relating to the completion of the technical report summary for the Richmond Hill property. Included in exploration costs were non-cash exploration-related stock-based compensation expenses of approximately $0.31 million and $0.41 million for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2024 and 2023, were approximately $5.04 million and $5.32 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The decrease was primarily due to decreased stock-based compensation allocated to administration expenses of $1.48 million for the six months ended June 30, 2024 (compared to approximately $2.14 million for the six months ended June 30, 2023), support costs included in general and administrative costs of approximately $2.49 million for the six months ended June 30, 2024 (compared to $2.68 million for the six months ended June 30, 2023) and consulting costs of approximately $0.03 million (compared to $0.05 million for the six months ended June 30, 2023), partially offset by increased investor relations expenses of approximately $0.55 million for the six months ended June 30, 2024 (compared to approximately $0.07 million for the six months ended June 30, 2023) as the Company increased investor related activities to support the capital raising through the ATM and announced the Orion financing (see note 1) and professional fees of approximately $0.37 million (compared to approximately $0.25 million for the six months ended June 30, 2023).

Other Income and Expense

The Company earned interest income from bank accounts of approximately $0.35 million and $0.10 million and incurred interest expense of approximately $0.08 million and $Nil related to the VMC purchase for the six months ended June 30, 2024 and 2023, respectively.

Cash Flows Used in Operating Activities

During the six months ended June 30, 2024 and 2023, the Company's cash flows used in operating activities were approximately $15.86 million and $17.04 million, respectively. Cash used in operations decreased period over period as a result of the decrease in drilling expenditures between the two periods.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2024 and 2023, cash flow used in investing activities were approximately $0.40 million and $0.58 million, respectively. In the six months ended June 30, 2024, cash used in investing activities consisted of approximately $0.14 million for purchases of property and equipment and $0.25 million for mineral properties. In the six months ended June 30, 2023, the cash used in investing activities consisted of approximately $0.48 million for purchases of property and equipment and $0.10 million for purchases of mineral properties. The decrease in property acquisition costs was due to the timing of acquisitions and the use of shares instead of cash for the purchase of the VMC property during the period and the higher acquisition of property and equipment in the six months ended June 30, 2023 related to the completion of the Company's new core storage facility.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, cash from financing activities totaled approximately $6.78 million, as the Company issued 3,024,751 shares of common stock under the ATM program for net proceeds of approximately $6.74 million and 20,000 shares of common stock for the exercise of stock options for proceeds of approximately $0.04 million. During the six months ended June 30, 2023, cash from financing activities totaled approximately $9.14 million, as the the Company issued 3,284,064 shares of common stock under the ATM program for net proceeds of approximately $9.38 million, issued 37,500 shares of common stock for the exercise of stock options for proceeds of approximately $0.01 million, issued 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of approximately $0.02 million and paid income taxes related to RSU and PSU share issuances totaling approximately $0.26 million on behalf of its employees.

Subsequent to June 30, 2024, the Company issued 405,000 shares of common stock pursuant to its ATM to raise net proceeds of approximately $0.97 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective as of June 30, 2024.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended June 30, 2024, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended June 30, 2024, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Certificate of Conversion of Dakota Gold Corp., as filed with the Secretary of State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 17, 2024).
3.2	Certificate of Incorporation of Dakota Gold Corp., as filed with the Secretary of State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on May 17, 2024).
3.3	Delaware Bylaws of Dakota Gold Corp. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on May 17, 2024).
3.4	Articles of Conversion of Dakota Gold Corp., as filed with the Secretary of State of Nevada on May 14, 2024 (incorporated by reference to Exhibit 3.4 of the Current Report on Form 8-K filed on May 17, 2024).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAKOTA GOLD CORP.

/s/ Jonathan Awde
By: Jonathan Awde
Chief Executive Officer (Principal Executive Officer)
Dated: August 13, 2024

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: August 13, 2024