Form 10-Q
period 2024-09-30
Dakota Gold Corp.
filed 2024-11-13
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
Yes [  ] No [X]

As of November 13, 2024, there were 94,430,454 shares of common stock outstanding.

DAKOTA GOLD CORP.

SEPTEMBER 30, 2024

(UNAUDITED)

DAKOTA GOLD CORP.
Condensed Consolidated Interim Balance Sheets

	Note	September 30, 2024 (Unaudited)	December 31, 2023
		$	$
ASSETS

Current assets
Cash and cash equivalents	1	14,695,090	25,548,373
Prepaid expenses and other current assets		776,377	676,020
Total current assets		15,471,467	26,224,393

Non-current assets
Mineral rights and properties	3	82,713,264	79,344,304
Property and equipment, net	4	2,121,105	2,261,979
Other assets		459,381	371,864
Total assets		100,765,217	108,202,540

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	5	7,026,322	4,351,145
Lease liabilities - current		93,903	135,097
Total current liabilities		7,120,225	4,486,242

Non-current liabilities
Royalty liability	1	265,890	-
Lease liabilities		46,553	94,515
Deferred tax liability	8	21,333	85,332
Total liabilities		7,454,001	4,666,089

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock, par value $0.001; 300,000,000 authorized, 93,722,514 and 86,740,272 shares outstanding at September 30, 2024 and December 31, 2023, respectively	6	93,722	86,740
Additional paid-in capital		163,722,783	146,114,487
Accumulated deficit		(70,505,289)	(42,664,776)
Total stockholders' equity		93,311,216	103,536,451
Total liabilities and stockholders' equity		100,765,217	108,202,540

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2024	2023	2024	2023
		$	$	$	$
Operating expenses
Exploration expenses		7,802,543	6,944,976	20,776,895	21,381,844
General and administrative expenses		2,426,291	1,915,041	7,470,656	7,231,744
Loss from operations		(10,228,834)	(8,860,017)	(28,247,551)	(28,613,588)

Other income (expenses)
Foreign exchange gain (loss)		1,366	(8,402)	(17,246)	(28,089)
Interest expense		(55,663)	-	(138,772)	-
Interest income		174,024	66,465	519,032	161,839
Total other income		119,727	58,063	363,014	133,750

Loss before income taxes		(10,109,107)	(8,801,954)	(27,884,537)	(28,479,838)
Income tax benefit, net	8	15,985	259,292	44,024	848,385
Net loss and comprehensive loss		(10,093,122)	(8,542,662)	(27,840,513)	(27,631,453)

Basic and diluted loss per share		(0.11)	(0.11)	(0.31)	(0.36)

Weighted average number of basic and diluted shares of common stock outstanding		93,599,139	78,076,879	89,645,558	75,971,667

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2024	2023
	$	$
Operating activities
Net loss	(27,840,513)	(27,631,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	195,483	237,349
Stock-based compensation expense	2,859,650	3,450,101
Interest expense	138,772	-
Deferred income tax benefit	(63,999)	(873,977)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(100,357)	57,811
Accounts payable and accrued liabilities	1,034,513	(444,952)
Other assets	(103,100)	(95,747)
Net cash used in operating activities	(23,879,551)	(25,300,868)

Investing activities
Purchases of property and equipment	(143,765)	(412,114)
Purchases of mineral rights and properties	(430,197)	(711,966)
Net cash used in investing activities	(573,962)	(1,124,080)

Financing activities
Proceeds from sale of common stock on at-the market ("ATM") program, net of issuance costs	7,673,146	15,441,134
Proceeds from Orion Equity Investment, net of issuance costs	5,705,926	-
Proceeds from sale of royalty interest	182,758	-
Proceeds from exercise of stock options	38,400	72,000
Proceeds from exercise of warrants	-	18,757
Payments of income taxes on restricted stock units ("RSUs") and performance stock units ("PSUs")	-	(263,214)
Net cash provided by financing activities	13,600,230	15,268,677

Net change in cash and cash equivalents	(10,853,283)	(11,156,271)
Cash and cash equivalents, beginning of period	25,548,373	23,911,722
Cash and cash equivalents, end of period	14,695,090	12,755,451

Non-cash investing and financing activities
Amortization of deferred ATM offering costs offset against additional paid-in capital	(155,414)	(153,637)
Common stock issued for purchase of mineral properties	1,351,747	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common Stock
			Additional Paid-in	Accumulated	Total Stockholders'
	Number of Shares	Amount $	Capital $	Deficit $	Equity $
Balance, December 31, 2023	86,740,272	86,740	146,114,487	(42,664,776)	103,536,451
Amortization of ATM issuance costs	-	-	(39,657)	-	(39,657)
Common stock issued for purchase of mineral property	640,638	641	1,351,106	-	1,351,747
Common stock issued for RSUs and PSUs	323,032	323	(323)	-	-
Stock-based compensation expense	-	-	807,523	-	807,523
Net loss	-	-	-	(8,594,581)	(8,594,581)
Balance, March 31, 2024	87,703,942	87,704	148,233,136	(51,259,357)	97,061,483
Common stock issued for ATM program, net of issuance costs	3,024,751	3,025	6,829,263	-	6,832,288
Amortization of ATM issuance costs	-	-	(75,917)	-	(75,917)
Common stock issued for RSUs	122,271	122	(122)	-	-
Common stock issued for exercise of options	20,000	20	38,380	-	38,400
Stock-based compensation expense	-	-	973,572	-	973,572
Net loss	-	-	-	(9,152,810)	(9,152,810)
Balance, June 30, 2024	90,870,964	90,871	155,998,312	(60,412,167)	95,677,016
Common stock issued for ATM program, net of issuance costs	408,306	408	982,273	-	982,681
Amortization of ATM issuance costs	-	-	(39,840)	-	(39,840)
Common stock issued for Orion Equity Investment, net of issuance costs	2,344,836	2,345	5,703,581	-	5,705,926
Common stock issued for RSUs	41,667	41	(41)	-	-
Stock-based compensation expense	-	-	946,916	-	946,916
Common stock issued for compensation	56,741	57	131,582		131,639
Net loss	-	-	-	(10,093,122)	(10,093,122)
Balance, September 30, 2024	93,722,514	93,722	163,722,783	(70,505,289)	93,311,216

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common Stock
	Number of Shares	Amount $	Additional Paid-in Capital $	Accumulated Deficit $	Total Stockholders' Equity $
Balance, December 31, 2022	73,341,001	73,341	107,317,974	(6,215,577)	101,175,738
Common stock issued for ATM program, net of issuance costs	1,886,800	1,887	4,900,633	-	4,902,520
Amortization of ATM issuance costs	-	-	(39,646)	-	(39,646)
Common stock issued for PSUs	18,609	19	(19)	-	-
Common stock issued for exercise of options	37,500	37	11,963	-	12,000
Common stock issued for exercise of warrants	9,018	9	18,748	-	18,757
Stock-based compensation expense	-	-	1,292,734	-	1,292,734
Payments of income taxes on PSUs	-	-	(38,000)	-	(38,000)
Net loss	-	-	-	(9,266,031)	(9,266,031)
Balance, March 31, 2023	75,292,928	75,293	113,464,387	(15,481,608)	98,058,072
Common stock issued for ATM program, net of issuance costs	1,397,264	1,397	4,541,967	-	4,543,364
Amortization of ATM issuance costs	-	-	(59,259)	-	(59,259)
Common stock issued for RSUs	165,663	166	(166)	-	-
Stock-based compensation expense	-	-	1,256,498	-	1,256,498
Payments of income taxes on RSUs	-	-	(225,214)	-	(225,214)
Net loss	-	-	-	(9,822,760)	(9,822,760)
Balance, June 30, 2023	76,855,855	76,856	118,978,213	(25,304,368)	93,750,701
Common stock issued for ATM program, net of issuance costs	2,186,500	2,187	6,061,952	-	6,064,139
Amortization of ATM issuance costs	-	-	(54,732)	-	(54,732)
Common stock issued for exercise of options	31,250	31	59,969	-	60,000
Stock-based compensation expense	-	-	900,869	-	900,869
Net loss	-	-	-	(8,542,662)	(8,542,662)
Balance, September 30, 2023	79,073,605	79,074	125,946,271	(33,847,030)	92,178,315

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

NOTE 1 - Organization and Nature of Business

Organization

Dakota Gold Corp., ("we," "us", "our," "the Company," "Dakota Gold" or "DGC") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"), pursuant to which Dakota Territory stockholders, other than Dakota Gold, were entitled to receive one share of Dakota Gold common stock for each share of Dakota Territory common stock (the "DTRC Merger"). As a result of the DTRC Merger, Dakota Gold delivered 35,209,316 shares of the Company's common stock to former holders of Dakota Territory common stock. On May 14, 2024, following the receipt of approval by its shareholders, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration in the United States.

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

These Condensed Consolidated Interim Financial Statements for the three and nine months ended September 30, 2024 and 2023 ("financial statements") have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of September 30, 2024, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes its cash balance of approximately $14.70 million as of September 30, 2024, the Company's working capital of approximately $8.35 million, the anticipated ability to utilize the ATM program during the year and the ability to scale down the exploration program, if needed, alleviate doubt as to the Company's ability to continue as a going concern for 12 months beyond the date of these financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

NOTE 1 - Organization and Nature of Business (continued)

On June 26, 2024, the Company entered into a binding agreement with certain entities managed by Orion Mine Finance ("Orion"), for an investment of approximately $5.86 million in the Company. On July 2, 2024, Orion purchased 2,344,836 shares of common stock of the Company at a price of $2.50 per share for aggregate net proceeds of approximately $5.71 million in a registered direct offering (the "Orion Equity Investment"). Separately, with the consummation of the Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of approximately $0.18 million.

NOTE 2 - Summary of Accounting Policies

Basis of Presentation

These financial statements of the Company have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the U.S. Securities and Exchange Commission ("SEC") for interim statements, and should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2023, included in its Annual Report on Form 10-K, as filed with the SEC on March 28, 2024.

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

Basis of Consolidation

These financial statements for the three and nine months ended September 30, 2024 and 2023 include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada). All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Reclassifications

Certain reclassifications have been made to conform the prior year's data to the current presentation. The reclassifications have no effect on the results of reported operations or stockholders' deficit or cash flows.

NOTE 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch Properties. In addition, the Company has 100% ownership in the Barrick Option and the Richmond Hill Properties upon exercise of their underlying option payments. All are located in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, which we refer to as the "Black Hills Property."

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

NOTE 3 - Mineral Rights and Properties (continued)

On January 12, 2024 (the "closing date"), the Company closed an agreement to purchase various databases, mining permits and real properties in Lawrence County, South Dakota from VMC, LLC ("VMC") for total consideration of $3.30 million, as well as a contingent payment of $2.10 million upon the first of either of the following "triggering events: (i) the first commercial gold production or (ii) on a change of control, if the Company still owns the real property. The Company's total consideration to VMC is approximately $3.30 million (the "balance payment") to be paid in two tranches:

1. On the closing date, one-half of the balance payment in shares of the Company's common stock based upon the volume-weighted average price ("VWAP") of the Company's shares for the 20-day period immediately prior to the closing date; and

2. On or before October 12, 2024 (the date that is nine months following the closing date) a payment of one-half of the balance payment in the Company's shares of common stock, cash or a combination of the Company's stock and cash, at the election of the Company. The value of any of the Company's stock will be based upon the VWAP of the stock for the 20-day period immediately prior to the date of issuance of the stock on or before nine months following the closing date.

The VWAP of the Company's shares of common stock for the 20-day period immediately prior to the initial closing date was $2.57 per share.

On the closing date, the Company issued a total of 640,638 shares of its common stock, valued at $2.11 per share, the closing price of the Company's stock on the day before the closing date and paid closing costs of approximately $0.22 million. The total capitalized value of consideration transferred for the first tranche was approximately $1.36 million.

The second payment due in October 2024 of approximately $1.65 million was capitalized at its present value of approximately $1.51 million on January 12, 2024, which reflects a discount rate of 11.66%. As of September 30, 2024, the carrying amount of the second payment due was approximately $1.64 million and is included as a deferred payment in accounts payable and accrued liabilities. During the three and nine months ended September 30, 2024, interest expense was approximately $0.05 million and $0.13 million, respectively. On October 11, 2024, the Company issued 707,940 shares of common stock as payment in full.

As of September 30, 2024 and December 31, 2023, the carrying value of the Company's mineral properties totaled approximately $82.71 million and $79.34 million, respectively. As of September 30, 2024, the Company is in the exploration stage and has not commenced amortization of its properties.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

NOTE 4 - Property and Equipment

As of September 30, 2024 and December 31, 2023, the Company's property and equipment consists of the following:

	Estimated Useful Life	September 30, 2024	December 31, 2023
	Years	$	$
Land		418,884	418,884
Building	39	1,423,810	1,366,682
Furniture and equipment	3 to 5	962,033	875,397
Right-of-use ("ROU") assets	2 to 5	140,456	229,611
		2,945,183	2,890,574
Less: accumulated depreciation		(824,078)	(628,595)
Property and equipment, net		2,121,105	2,261,979

Depreciation expense for the three and nine months ended September 30, 2024 was approximately $0.06 million and $0.20 million, respectively, which compared to $0.11 million and $0.24 million for the three and nine months ended September 30, 2023, respectively, and is included in general and administrative expenses. ROU assets are amortized on a straight-line basis for the remaining lives of their respective lease terms.

At September 30, 2024, the Company has three operating lease agreements for office and building space in Vancouver, British Columbia, Canada and Rapid City, South Dakota. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company assumed a discount rate of 11.66% based on the Company's estimated incremental borrowing rate. During the three and nine months ended September 30, 2024, the Company recognized approximately $0.04 million and $0.12 million, respectively in rent expense which is included in general and administrative and exploration expenses on the interim statements of operations. The weighted average remaining lease term for operating leases as of September 30, 2024 was 1.8 years. At September 30, 2024, the remaining undiscounted lease payments under these lease agreements totaled approximately $0.17 million.

NOTE 5 - Accounts Payable and Accrued Liabilities

As of September 30, 2024 and December 31, 2023, the Company's accounts payable and accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023
	$	$
Trade payables	3,846,201	2,705,316
Accrued bonuses	951,128	1,326,986
Deferred payment	1,642,657	-
Other	586,336	318,843
	7,026,322	4,351,145

The deferred payment for the second of two balance payments on the VMC purchase (Note 3) with a carrying value of $1,642,657 as of September 30, 2024 was extinguished on October 11, 2024 by the issuance of 707,940 shares of the Company's common stock.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

NOTE 6 - Stockholders' Equity

Common Stock

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, pre-emptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action (other than an amendment to our certificate of incorporation or as otherwise provided in the Delaware General Corporation Law) requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The Company's certificate of incorporation provides that the Company is authorized to issue up to 300,000,000 shares of common stock. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

Share Issuances During the Nine Months Ended September 30, 2024

During the nine months ended September 30, 2024, the Company utilized its ATM program to raise net proceeds of approximately $7.67 million by issuing 3,433,057 shares of common stock.

In addition, the Company issued:

  640,638 shares of common stock to VMC in connection with the first tranche of a payment for the purchase of a mineral property (Note 3);
  2,344,836 shares of common stock to Orion in a registered direct offering (Note 1);
  115,517 shares of common stock to employees of the Company for the settlement of PSUs;
  371,453 shares of common stock to employees and directors of the Company for the settlement of RSUs;
  56,741 shares of common stock to a former employee as compensation; and
  20,000 shares of common stock pursuant to an exercise of stock options for proceeds of approximately $0.04 million.

Subsequent to September 30, 2024, the Company issued 707,940 shares of common stock at a fair value of $2.33 per share to VMC to settle the second of two tranches of the balance payment due (Note 3)~~.~~

Share Issuances During the Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company utilized its ATM program to raise net proceeds of approximately $15.44 million by issuing 5,470,564 shares of common stock.

In addition, the Company issued:

  68,750 shares of common stock pursuant to an exercise of stock options for proceeds of approximately $0.07 million;
  9,018 shares of common stock pursuant to an exercise of warrants for proceeds of approximately $0.02 million;
  18,609 shares of common stock to employees of the Company for the settlement of PSUs; and
  165,663 shares of common stock to employees and directors of the Company for the settlement of RSUs.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

NOTE 6 - Stockholders' Equity (Continued)

Stock-based Compensation

The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	$	$	$	$
RSUs and PSUs	660,762	533,382	1,818,947	1,715,658
Stock options	123,405	205,445	440,810	1,161,557
Other	131,639	-	131,639	-
Allocated to general and administrative expense	915,806	738,827	2,391,396	2,877,215

RSUs and PSUs	136,095	111,998	380,865	339,756
Stock options	26,654	50,044	87,389	233,130
Allocated to exploration expense	162,749	162,042	468,254	572,886
Total stock-based compensation expense	1,078,555	900,869	2,859,650	3,450,101

The Company granted the following stock-based compensation awards as follows:

	Three Months Ended
	September 30, 2024		September 30, 2023
	Number	Weighted average fair value $	Number	Weighted average fair value $
RSUs	6,276	2.39	-	-
Total equity awards granted	6,276		-

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Number	Weighted average fair value $	Number	Weighted average fair value $
RSUs	919,944	2.12	635,567	2.83
PSUs	442,217	2.45	329,182	3.72
Stock options	445,966	1.05	333,588	1.39
Total equity awards granted	1,808,127		1,298,337

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

NOTE 6 - Stockholders' Equity (Continued)

As of September 30, 2024, unrecognized compensation expense and weighted-average vesting period for each of the Company's stock-based compensation awards were as follows:

	Unrecognized Compensation Expense	Weighted- average Vesting Period
	$	(Years)
RSUs	1,738,714	1.44
PSUs	903,077	1.38
Stock options	528,947	1.32

NOTE 7 - Commitments and Contingencies

The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these potential lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If such matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations, or liquidity. The Company does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

NOTE 8 - Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the income tax benefit reported in these financial statements for the three months and nine months ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
	$	$	$	$
Income tax (benefit) computed at federal statutory rates	(2,097,055)	(1,848,405)	(5,829,895)	(5,980,761)
Change in valuation allowance	2,079,390	1,563,521	5,725,403	5,106,784
Non-deductible stock-based compensation	-	-	47,019	-
Other	1,680	25,592	13,449	25,592
Total income tax (benefit)	(15,985)	(259,292)	(44,024)	(848,385)

The effective tax rates for the three and nine months ended September 30, 2024 were 0.16% and 0.16%, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was less than the expected statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred.

NOTE 9 - Subsequent Events

On October 30, 2024, the Company announced the appointment of Dr. Robert Quartermain as President and Chief Executive Officer ("CEO"), effective immediately. Dr. Quartermain has served as Co-Chairman of the Company's Board of Directors since its formation in March 2022. Dr. Quartermain succeeds Jonathan Awde, who resigned as President, Chief Executive Officer and a director, effective October 30, 2024.

As a result of Mr. Awde's resignation and Dr. Quartermain's appointment as CEO, the Company reduced the size of its Board of Directors to six and appointed Alice Schroeder to replace Dr. Quartermain on its Compensation Committee.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including statements related to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

  the timing and scope of our planned drilling and other exploration activities;
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
  plans to advance an S-K 1300-compliant mineral resource estimate on the Maitland Project; and
  attributes and future values of the Company's projects or other interests, operations or rights.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation risks associated with or related to:

  the potential lack of proven and probable mineral reserves as defined under S-K 1300;
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

This management's discussion and analysis ("MD&A") should be read in conjunction with the Company's financial statements and notes thereto as set forth herein and the Company's annual audited financial statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect its business, including without limitation, the disclosures made under "Risk Factors" of its most recent Form 10-K.

The Company's unaudited financial statements are stated in United States dollars and are prepared in accordance with U.S. GAAP.

As the Company is an exploration stage company as defined under S-K 1300 and has not generated revenues to date, its business is subject to numerous contingencies and risk factors beyond its control, including exploration and development risks, competition from well-funded competitors, and its ability to manage growth.

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

The Homestake District has historically yielded approximately 44.8 million ounces of gold production as of September 30, 2024 with most of it coming from within a small geographic area. The production ledges of the Homestake Mine define a cumulative surface projection area of less than three square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Modern statistical studies of ore deposit trends and understanding of the distribution of large gold camps around the world indicates that large gold deposits generally form in distinct camps and normally occur in clusters that show predictable distributions (Zipf's Law Applied to Ore Deposits). The Company believes this might be true for the Homestake District. Outside of the mine area, the Homestake District has been underexplored and heretofore has not been the subject of modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

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

Drill Programs and Results

Permitting and site preparations were initiated for the first drilling program on the iron-formation target and other Tertiary-age replacement targets in the Maitland area and drilling commenced in early 2022. The Company has since expanded its drilling operations to the Richmond Hill Project and has had up to four drill rigs operating on Dakota Gold properties. Dakota Gold has completed permit applications and environmental field work for exploration on several target areas and currently has twelve active permits in place and with one further permit expecting approval in fourth quarter 2024. Of these thirteen permits, five are on the Maitland Project, six are on the Richmond Hill Project, one is on the City Creek Project and one is on the Cambrian Unconformity Project. Permitting targets for some of the other Dakota Gold Properties may be advanced for drilling as exploration activity continues throughout the year.

In total, Dakota Gold has completed 188 drill holes for 360,829 feet (109,947 meters) since drilling started in 2022. The Company completed 24 holes for 78,339 feet (23,878 meters) of core drilling on three projects in 2022. The areas drilled were the Maitland Project (44,710 feet; 13,628 meters), the Richmond Hill Project (27,503 feet; 8,383 meters), and the Cambrian Unconformity Project (6,126 feet; 1,867 meters). The Company then completed 89 holes for 174,659 feet (53,236 meters) of core on two projects in 2023; the areas drilled were the Maitland Gold Project (78,589 feet; 23,954 meters) and the Richmond Hill Project (96,070 feet; 29,282 meters). The Company has also completed 73 holes for 108,130 feet (32,948 meters) of core on two projects during the first 3 quarters of 2024; the areas drilled were the Maitland Gold Project (84,185 feet; 25,652 meters) and the Richmond Hill Project (23,945 feet; 7,296 meters).

On February 8, 2023, the Company announced the discovery of the Unionville Zone in MA22C-009, which intercepted mineralized, Precambrian hosted, Tertiary-age, epithermal gold mineralization in a structurally controlled breccia. On May 4, 2023, the Company announced the discovery of the JB Zone in MA23C-017, which intercepted significant high-grade, Homestake-type, Precambrian mineralization over potentially mineable widths that has since been followed up with multiple gold intercepts in multiple limbs of Homestake iron formation, the geometry of which is analogous to the West-Ledge system at the Homestake Mine. The Company continues to intersect both Homestake-type and Unionville Zone-type mineralization and released drilling and assay results in press releases on May 23, 2024, June 20, 2024, July 9, 2024, and August 22, 2024.

On April 13, 2023, the Company announced the commencement of an infill and step-out drilling program at the Richmond Hill property to convert and expand known gold mineralization identified by more than 900 historical drill holes, and expanded by new Dakota Gold drilling, into the maiden technical report summary for the Richmond Hill property. On September 27, 2023, the Company announced commencement of an infill drilling program at the Unionville Zone on the Maitland Project for the purpose of advancing to a S-K 1300 compliant mineral resource estimate in the future.

Richmond Hill Technical Resource Estimate

On April 30, 2024, the Company announced the completion of the inaugural S-K 1300 compliant technical report summary for the Richmond Hill property, which was filed as an exhibit to the Company's Current Report on Form 8-K on April 30, 2024. This report does not include the infill drilling program at the Unionville Zone on the Maitland Project.

Planned Activities

The Company's planned activities in fiscal 2024 will be focused on advancing exploration and resources development drilling on its Maitland and Richmond Hill projects. Additional field work, specifically data compilation, sampling and mapping are planned for Dakota Gold's West Corridor, Blind Gold and Poorman Anticline properties during the balance of 2024.

Specifically at Richmond Hill, gold mineralization remains open in all directions and at depth. Additional drilling will be conducted within the resource area, defined in the inaugural resource estimation, where significant mineral potential exists but where drilling was of insufficient density to be included in the initial mineral resource estimate. The additional drilling and the inclusion of silver will be incorporated into future resource estimates.

In addition, future exploration will be conducted on targets outside the Richmond Hill resource area where untested targets exist or where potential mineralized structures and breccias project under Paleozoic and Tertiary cover rocks.

Also at Richmond Hill, work will continue on understanding the rare earth mineralization announced on January 31, 2024 through additional assay and metallurgical investigation and a preliminary geologic model.

At Maitland, infill and step out drilling will continue in the JB and Unionville discovery areas for both Precambrian and Tertiary-age gold mineralization with the goal of completing initial mineral resource estimations for these systems in the future.

The Company continues to utilize its proprietary geophysical data sets to evaluate both regional and project specific targets. The Company continues to locate and compile historic data sets useful to the Company's regional exploration programs and has initiated field programs on several of its properties outside of Maitland and Richmond Hill areas in hopes of defining additional drill targets for future exploration programs.

Additional land acquisition will be pursued on an opportunistic basis to enhance the Company's ongoing exploration efforts.

The Company's projects are all in the exploration stage and do not generate revenues. Other than the mineral resource estimate contained in the technical report summary for the Richmond Hill property, the Company has not established that any of its properties or projects contain mineral resources or mineral reserves, as defined under S-K 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, including exploration and development risks, competition from well-funded competitors, and the Company's ability to manage growth and assessments of ongoing exploration activities and results. The Company cannot offer assurance that its budgeted expenses will fall within its projections.

Liquidity and Capital Resources

The Company is in the exploration stage and currently does not generate revenue. As such, the Company finances its operations and the acquisition and exploration of its mineral properties through the issuance of common stock, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.

As of September 30, 2024, the Company had working capital of approximately $8.35 million and an accumulated deficit of approximately $70.51 million. The Company had a net loss for the nine months ended September 30, 2024, of approximately $27.84 million.

On June 26, 2024, the Company entered into a binding agreement with certain entities managed by Orion Mine Finance ("Orion"), for an investment of approximately $5.86 million in the Company. On July 2, 2024, Orion purchased 2,344,836 shares of common stock of the Company at a price of $2.50 per share for aggregate net proceeds of approximately $5.71 million in a registered direct offering (the "Orion Equity Investment"). Concurrent with the consummation of the Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of approximately $0.18 million.

During the twelve months ending December 31, 2024, the Company anticipates cash expenditures of approximately $34 million, including approximately $24.45 million that has already been incurred through September 30, 2024.

Based on the Company's cash balance at September 30, 2024 of approximately $14.70 million and the anticipated ability to utilize the ATM program during the year, the Company believes that it will have sufficient funds to fund its activities for the next twelve months. The actual timing of expected expenditures and fundraising is dependent upon several factors, including the management of variable exploration expenditures.

Should it be unable to raise sufficient capital, the Company plans to scale down the exploration program to maintain sufficient funds through September 30, 2025.

Results of Operations

Comparison of Quarters Ended September 30, 2024 and 2023

The Company had losses from operations for the quarters ended September 30, 2024 and 2023 totaling approximately $10.23 million and $8.86 million, respectively, losses before income tax of approximately $10.11 million and $8.80 million respectively, leading to net losses of approximately $10.09 million and $8.54 million, respectively.

Exploration Expenses

During the quarters ended September 30, 2024 and 2023, exploration expenses totaled approximately $7.80 million and $6.94 million, respectively. The Company's main driver for exploration expenditure relates to the number of drills operating at our projects. While the Company alternated between three and four drills operating during both periods, the Company averaged more drills on site in the third quarter of 2024 than in the same quarter of 2023. In addition, the Company used a specialist directional drilling company in 2024 which further increased costs. Included in exploration costs were non-cash exploration-related stock-based compensation expenses of approximately $0.16 million for each of the quarters ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses for the quarters ended September 30, 2024 and 2023, were approximately $2.43 million and $1.92 million, respectively. These expenditures were primarily for legal, accounting, professional fees, investor relations, and other general and administrative expenses necessary for our operations. The increase was primarily due to increased support costs included in general and administrative costs of approximately $1.06 million for the quarter ended September 30, 2024 (compared to $0.84 million for the quarter ended September 30, 2023), investor relations expenses of approximately $0.13 million for the quarter ended September 30, 2024 (compared to approximately $0.03 million for the quarter ended September 30, 2023) as the Company increased investor related activities to support the capital raising through the ATM and the Orion financing, professional fees of approximately $0.22 million for the quarter ended September 30, 2024 (compared to $0.18 million for the quarter ended September 30, 2023), stock-based compensation allocated to administration expenses of $0.92 million for the quarter ended September 30, 2024 (compared to approximately $0.74 million for the quarter ended September 30, 2023) and consulting fees of $0.04 million for the quarter ended September 30, 2024 (compared to approximately $0.01 million for the quarter ended September 30, 2023).

Other Income and Expense

The Company earned interest income from bank accounts of approximately $0.17 million and $0.07 million and incurred interest expense of approximately $0.06 million and $nil related to the VMC purchase and the sale of the royalty for the three months ended September 30, 2024 and 2023, respectively.

Comparison of Nine Months Ended September 30, 2024 and 2023

The Company had losses from operations for the nine months ended September 30, 2024 and 2023 totaling approximately $28.25 million and $28.61 million, respectively, losses before income tax of approximately $27.88 million and $28.48 million respectively, leading to net losses of approximately $27.84 million and $27.63 million, respectively.

Exploration Expenses

During the nine months ended September 30, 2024 and 2023, exploration expenses totaled approximately $20.78 million and $21.38 million, respectively. The Company's main driver for exploration expenditure relates to the number of drills operating at our projects. While the Company alternated between three and four drills in operation during both periods, the Company averaged fewer drills in 2024 and the Company has improved cost efficiency which has reduced the overall costs. The Company also took a longer break from drilling during January 2024 in comparison to 2023, which reduced drilling and related costs including assays and core cutting. Partially offsetting the reduction in drilling costs were higher study costs relating to the completion of the technical report summary for the Richmond Hill property and higher costs as a result of having a specialist company supporting the directional drilling. Included in exploration costs were non-cash exploration-related stock-based compensation expenses of approximately $0.47 million and $0.57 million for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2024 and 2023, were approximately $7.47 million and $7.23 million, respectively. These expenditures were primarily for legal, accounting, professional fees, investor relations, and other general and administrative expenses necessary for our operations. The increase was primarily due to investor relations expenses of approximately $0.67 million for the nine months ended September 30, 2024 (compared to approximately $0.11 million for the nine months ended September 30, 2023) as the Company increased investor related activities to support the capital raising through the ATM and Orion financing, professional fees of approximately $0.59 million (compared to approximately $0.43 million for the nine months ended September 30, 2023) and consulting fees of approximately $0.08 million (compared to $0.06 million for the nine months ended September 30, 2023), partially offset by decreased stock-based compensation allocated to administration expenses of $2.39 million for the nine months ended September 30, 2024 (compared to approximately $2.88 million for the nine months ended September 30, 2023) and support costs included in general and administrative costs of approximately $3.54 million for the nine months ended September 30, 2024 (compared to $3.52 million for the nine months ended September 30, 2023).

Other Income and Expense

The Company earned interest income from bank accounts of approximately $0.52 million and $0.16 million and incurred interest expense of approximately $0.14 million and $nil mainly related to the VMC purchase and the sale of the royalty for the nine months ended September 30, 2024 and 2023, respectively.

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2024 and 2023, the Company's cash flows used in operating activities were approximately $23.88 million and $25.30 million, respectively. Cash used in operations decreased period over period mainly as a result of the decrease in drilling expenditures between the two periods.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2024 and 2023, cash flow used in investing activities were approximately $0.57 million and $1.12 million, respectively. In the nine months ended September 30, 2024, cash used in investing activities consisted of approximately $0.14 million for purchases of property and equipment and $0.43 million for purchase of mineral properties. In the nine months ended September 30, 2023, the cash used in investing activities consisted of approximately $0.71 million for purchases of mineral properties and $0.41 million for purchases of property and equipment. The decrease in property acquisition costs was due to the timing of acquisitions and the use of shares instead of cash for the purchase of the VMC property during the period and the higher acquisition of property and equipment in the nine months ended September 30, 2023 related to the completion of the Company's new core storage facility.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, cash from financing activities totaled approximately $13.60 million, as the Company issued 3,433,057 shares of common stock under the ATM program for net proceeds of approximately $7.67 million, 2,344,836 shares of common stock for net proceeds of approximately $5.71 million pursuant to the Orion Equity Investment and 20,000 shares of common stock for the exercise of stock options for proceeds of approximately $0.04 million and sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of approximately $0.18 million. During the nine months ended September 30, 2023, cash from financing activities totaled approximately $15.27 million, as the Company issued 5,470,564 shares of common stock under the ATM program for net proceeds of approximately $15.44 million, issued 68,750 shares of common stock for the exercise of stock options for proceeds of approximately $0.07 million, issued 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of approximately $0.02 million and paid income taxes related to RSU and PSU share issuances totaling approximately $0.26 million on behalf of its employees.

Critical Accounting Estimates

This MD&A of financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company's consolidated financial statements; valuation of options granted to directors and officers using Black-Scholes and Monte Carlo models. The Company's accounting policies are described in greater detail in Note 2 to the Company's audited annual consolidated financial statements for the year ended December 31, 2023. There have been no material changes to the Company's critical accounting policies and estimates as compared to the Company's critical accounting policies and estimates described in the Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective as of September 30, 2024.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended September 30, 2024, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Certificate of Conversion of Dakota Gold Corp., as filed with the Secretary of State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 17, 2024).
3.3	Bylaws of Dakota Gold Corp. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on May 17, 2024).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAKOTA GOLD CORP.

/s/ Robert Quartermain
By: Robert Quartermain
Chief Executive Officer (Principal Executive Officer)
Dated: November 13, 2024
/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: November 13, 2024