Form 10-K
period 2024-12-31
Dakota Gold Corp.
filed 2025-03-20
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity of Dakota Gold Corp. held by non-affiliates as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $230,894,927, based on the closing price of the common stock of $2.55 as reported on the NYSE American.

As of March 20, 2025, there were 99,476,843 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the 2025 annual meeting of stockholders to be filed within 120 days after December 31, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Firm ID: 42            Auditor Name: Ernst & Young LLP              Auditor Location: Denver, Colorado, USA

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K ("this Form 10-K"), references to "Dakota", "Dakota Gold", "the Company", "we", "our", or "us" mean Dakota Gold Corp. and its predecessors, as the context requires.

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

Homestake Mining Company	Mining company which operated the Homestake Mine for over 125 years, producing over 40 million ounces of gold in the Homestake District. Homestake Mining Company was acquired by the Barrick Gold Mining Company ("Barrick" or "Barrick Gold") in 2001.

Homestake-type mineralization	Iron formation hosted gold mineralization

Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lode	A mineral deposit in solid rock.

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituents, e.g., gold ore.

Ore body	A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

Mine development	The work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Mineral	A naturally occurring homogeneous substance having definite physical properties and chemical composition, and if formed under favorable conditions, a definite crystal form.

Mineralization	The presence of minerals in a specific area or geological formation.

Mineral Reserve	An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted

Mineral Resource	A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Paleoplacer deposits	Consist of placer (ancient) concentrations of minerals in which the host material is a consolidated rock.

Prospect	A mining property, the value of which has not been determined by exploration.

S-K 1300	Subpart 1300 of Regulation S-K, promulgated by the U.S. Securities and Exchange Commission.

Tonne	A metric ton which is equivalent to 2,200 pounds.

Trend	A general term for the direction or bearing of the outcrop of a geological feature of any dimension, such as a layer, vein, ore body, or fold.

Unpatented mining claim	A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim.

Vein	A mineralized zone having a more or less regular development in length, width, and depth, which clearly separates it from neighboring rock.

v

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "assume," "believe," "budget," "contemplate," "continue," "could," "estimate," "expect," "forecast," "initial," "intend," "likely," "may," "plan," "possible," "potential," "predict," "project," "proposed," "should," "will," "would" and similar terms, phrases, and expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:

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

  lack of defined mineral reserve estimates prepared in accordance with Subpart 1300 of Regulation S-K ("S-K 1300");
  the failure to successfully execute management's strategy and manage our growth;
  our limited operating history and history of losses, including the potential for future losses;
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

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Form 10-K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this Form 10-K are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this Form 10-K for a complete list of those exhibits.

PART I

ITEM 1. BUSINESS

Corporate History

Dakota Gold Corp. was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada, including a name change to "Dakota Gold Corp." On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"). On May 14, 2024, following the receipt of approval by its shareholders, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration and evaluation in the United States.

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

The Company maintains 100% ownership of 11 mineral properties in the Homestake District comprised of 2,086 unpatented claims and a combination of surface leases and/or ownership covering a total of over 49,000 acres located in the Homestake Mining District of South Dakota, including the Blind Gold, City Creek, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, South Lead / Whistler Gulch, the Barrick Option, Richmond Hill and Cambrian Unconformity Properties, all of which are located in the heart of the Homestake District. Please see Item 2. Properties for additional information.

On February 6, 2025, the Company announced an updated S-K 1300 Initial Assessment and Technical Report Summary for the Richmond Hill Gold Project (the "Richmond Hill Initial Assessment") containing a measured and indicated mineral resource of 307.86 Mt at 0.470 g/t Au and 4.83 grams per tonne silver ("g/t Ag") for 4.64 million ounces of gold and 47.77 million ounces of silver and an inferred mineral resource of 414.04 Mts at 3.81 g/t Au and 3.91 g/t Ag for 5.06 million ounces of gold and 52.11 million ounces of silver respectively. The Richmond Hill Initial Assessment is incorporated by reference herein from Exhibit 96.1 of this Form 10-K.

Significant Developments

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
  On May 4, 2023, the Company announced the discovery of the JB Zone in MA23C-017, which intercepted high-grade,  Precambrian mineralization over potentially mineable widths similar in nature to the previously operated Homestake mine.
  On October 12, 2023, the Company announced a strategic partnership with Orion Mine Finance ("Orion") whereby Orion invested $17 million into the Company (the "2023 Orion Equity Investment").

  On November 20, 2023, the Company announced that it has extended the option term from September 7, 2024, to March 7, 2026, of its option agreement with Homestake Mining Company of California (Barrick), over certain of Homestake's surface rights and residual facilities in the Homestake District.
  On March 20, 2024, the Company announced a 2,000-foot extension of the Unionville Zone to the North with results from hole MA23C-023.
  On April 30, 2024, the Company announced the maiden S-K 1300 initial assessment for the Richmond Hill Gold Project.
  On June 26, 2024, the Company announced an additional investment by Orion of $6 million with the potential to increase to $9 million subject to future market conditions (the "2024 Orion Equity Investment").
  On October 30, 2024, the Company announced a leadership transition with Robert Quartermain appointed President and Chief Executive Officer ("CEO") as well as Co-Chairman of the Board of Directors of Dakota Gold.
  On December 3, 2024, the Company announced that step-out drilling north of the JB Gold Zone has nearly doubled the known strike-length of the Homestake iron-formation hosted gold mineralization (49 intercepts from 73 holes at an average grade of 10.11 grams per tonne gold (g/t Au) over an average thickness of 3.8 meters) at the Maitland Gold Project.
  On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill option and the Homestake option agreements until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, on each of March 1, 2026, March 1, 2027, and March 1, 2028.
  On February 6, 2025, the Company announced an updated S-K 1300 Initial Assessment and Technical Report Summary for the Richmond Hill Gold Project (the “Richmond Hill Initial Assessment”).

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

Prior to receiving the necessary permits to explore or mine, the operator must comply with all regulatory requirements imposed by all governmental authorities having jurisdiction over the project area. Very often, in order to obtain the requisite permits, the operator must present its land reclamation, restoration or replacement plans as a component of the permit application for approval. Specifically, the operator must present its plan as to how it intends to restore or remediate the potentially affected area. Often, these requirements involve costly studies and analyses of alterations of the proposed activity or time frame of operations, in order to mitigate potential impacts. All these factors can make it difficult and costly to operate and have a negative and sometimes fatal impact on the viability of the exploration or mining operation. Finally, it is possible that future changes in these laws or regulations could have a significant impact on our business, causing those activities to be economically re-evaluated at that time.

Government and Environmental Regulations

Mineral exploration, including mining operations are subject to governmental regulation. Our operations may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets, restrictions on exports, and numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. The effect of these factors cannot be accurately forecasted. While we are not aware of any probable government regulations that would impact the Company, there can be no assurance that no such changes will occur. This section is intended as a brief overview of the laws and regulations described herein and is not intended to be a comprehensive treatment of the subject matter.

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

At the state level, water quality is regulated by the Department of Agriculture and Natural Resources of the State of South Dakota. If our exploration or any future development activities might affect a ground water aquifer, we may have to apply for a Ground Water Discharge Permit from the Office of Water in compliance with the Groundwater Regulations. If exploration affects surface water, then compliance with the Surface Water Regulations is required.

Violations of CWA requirements can result in civil or criminal penalties. Sometimes, private citizens may also sue for violations of CWA requirements.

The Clean Air Act (CAA)

The Federal Clean Air Act establishes ambient air quality standards, restricts the emission of air pollutants from many stationary and mobile sources and establishes a federal air quality permitting program for such emissions, including from mining operations. Mining facilities may produce air emissions from stationary equipment, storage facilities, the use of trucks or heavy machinery and processing facilities. New sources may be required to obtain a permit before they begin construction operations.

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

In the fiscal year ended December 31, 2024, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities, although costs may increase in future periods.

Employees

As of December 31, 2024, the Company had 41 employees, all of whom are full-time.

Insurance

We maintain insurance to protect against losses that may result from some risks, such as property loss and Directors and Officer’s liability insurance, in amounts we believe to be reasonably consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability, political risk and seismic events. We cannot assure you that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks is generally either unavailable or, we believe, cost prohibitive, and we therefore do not maintain environmental insurance.

Research and Development

The Company has not spent any amounts during each of the last two fiscal years on research and development activities.

Office Facilities

Our principal executive offices are located at 106 Glendale Drive, Suite A, Lead, South Dakota 57754. Our telephone number is (605) 717-2540.

Available Information

Our Annual Reports on Form 10-K (including this Form 10-K), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC. These reports are available free of charge on our website, www.dakotagoldcorp.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. Information contained on, or accessible through, our website is not a part of this Form 10-K, and the inclusion of our website address in this document is an inactive textual reference. Additionally, our filings with the Securities and Exchange Commission (the "SEC") may be accessed through the SEC's website at www.sec.gov.

ITEM 1A. RISK FACTORS

Investors in Dakota Gold should consider carefully, in addition to the other information contained in, or incorporated by reference into, this Form 10-K, the following risk factors before deciding to invest in the Company.

Risks Associated with Our Financial Condition

We have a limited operating history, currently generate no revenue, and if we are not successful in continuing to advance our business to production, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations, no earnings and there can be no assurance that we will ever operate profitably. We have no operating history and are in the exploration stage. The success of our Company is dependent on a successful acquisition, exploration, development and production program. Our operations are subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable mineral reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We will require additional capital to develop any properties in which we establish the existence of commercially viable mineral resources in a commercially exploitable quantity into production. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

Upon the discovery of mineral resources in commercially exploitable quantities on any of our properties such as those identified in the February 6th Richmond Hill Initial Assessment, we will be required to expend substantial sums of money to establish the extent of the resource, engage in drilling operations and develop extraction and processing facilities (or make arrangements therefor) and infrastructure. We currently do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds. Although we may derive substantial benefits from the discovery of commercially exploitable deposits, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Our business and operations are highly dependent on the market prices of our common stock and gold, and these prices can be volatile. Any prolonged decline in the price of our common stock or gold prices in general could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new properties and continue our current operations. If our stock price declines significantly, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

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

The share prices of gold exploration companies have significantly underperformed the movement in the price of physical gold. Even if the price of physical gold continues to increase from recent all time high prices, our share price may continue to decline due to this disconnect.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date, we have had negative cash flows from operations, and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss and comprehensive loss of $33.9 million for the fiscal year ended December 31, 2024. We had $9.4 million of cash and cash equivalents as of December 31, 2024. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our operations is anticipated to involve consideration and evaluation of several significant factors that could adversely affect our ability to meet our business plans including, but not limited to:

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

If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock and our ability to file registration statements pursuant to registration rights agreements and other commitments.

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

Our ability to obtain additional and continuing funding is affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration activities of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future progression of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the continuation of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

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

Additionally, a number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the public sentiment, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

Mineral operations are subject to applicable law and government regulations. These laws and regulations could restrict or prohibit the exploitation of any mineral resources we find. If we cannot exploit such mineral resource that we might discover on our properties, our business may fail.

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

In South Dakota, each new mine permit is limited to a maximum new disturbance of 320 acres for each mining permit. However, authorized disturbance from pre-existing permits can be added to the total. Richmond Hill Permit No. 445 currently authorizes disturbance of 260 acres at Richmond Hill. Accordingly, we expect that an initial permit for Richmond Hill will authorize 580 acres of disturbance. The Department of Agriculture and Natural Resources (“DANR”) has also advised that a company can submit multiple permits to be contiguous and increase the overall disturbance area if needed for a potential new mining operation. Our current permitting strategy is to submit an initial permit application based on a first stage of mine plan and utilize the existing mining permit at the location. We may seek additional mine permits if necessary. We can give no assurance that these efforts will succeed. Once in operations, reclaimed acres can be transferred to new areas for disturbance with DANR approval. If we are unable to obtain these permits, our business could face difficulty and/or fail.

There also can be no assurance that we will be able to comply with all laws and regulations that apply to our activities on an ongoing basis. Current laws and regulations could be amended, and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Environmental hazards unknown to us, which may have been caused by previous or current owners or operators of the properties, may exist on the properties in which we hold an interest. It is possible that our properties could be located on or near the site of a Federal Superfund cleanup project. Although we have thus far avoided such sites, it is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. We are not currently aware of any environmental issues or litigation relating to any of our current properties. Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties. There can be no assurance that our defense of such claims will be successful. A successful claim against us could have an adverse effect on our business prospects, financial condition and results of operation.

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

Competition in the mining industry for desirable properties, investment capital, equipment and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are currently an insignificant participant in the mining industry due to our limited financial and personnel resources. We may be unable to attract the necessary investment capital or strategic partners to fully develop our mineral properties, acquire other desirable properties, attract and hire necessary personnel, or purchase necessary equipment.

Dependence on our ability to hire qualified contractors required to conduct exploration drill programs and the ability to hire qualified and experienced technical staff and/or consultants materially impacts our business operations. In addition, we are dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness.

Future success is dependent on our ability to identify, hire, train and retain other qualified contractors, technical staff and consultants. Competition for these entities and individuals is intense, and we may not be able to attract, assimilate, or retain qualified contractors and technical personnel. Failure to do so could have a material adverse effect on our business, financial condition and results of operations. Our planned advancement of the Richmond Hill heap leach project will require personnel with specific heap leach and mine building experience. These skills are unique and may be difficult to acquire.

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

Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as a health pandemic), our business, financial condition, results of operations and cash flows could be adversely affected.

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

In some instances, we own or control mineral rights without the attendant surface rights. South Dakota law provides a process for holders of mineral rights to explore and develop their mineral rights without ownership of surface rights, but the mineral right holder must negotiate access and compensation.

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

Possible future amendments to the General Mining Law and other regulations could make it more difficult or impossible for us to execute our business plan.

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

Natural resource exploration and exploring for gold, in particular, is a business that by its nature is very speculative. Although the properties on which we have the right to explore for gold are known to have historic deposits of gold, there can be no assurance such deposits can be mined at a profit. Whether a gold deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs including labor and technology costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.

We have released an estimate of mineral resources for our Richmond Hill Gold Project; however, estimates of mineral resources are uncertain.

On February 6, 2025, the Company announced the Richmond Hill Initial Assessment containing an estimated mineral resource as defined by S-K 1300 for the Richmond Hill Gold Project. Estimates of mineral resources are subject to considerable uncertainty. Such estimates are largely based on the market prices of metals, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If the Company determines that certain estimated mineral resources have become uneconomic, it may be forced to reduce its estimates. Furthermore, there can be no assurance that estimates of mineral resources will be upgraded to mineral reserves or may ultimately be extracted.

Our properties are in the exploration stage.

The Company has not established that any of its projects or properties contain mineral reserves as defined by S-K 1300. There is no assurance that we will establish the existence of any mineral reserves on those projects in commercially exploitable quantities. If we do not establish the existence of mineral reserves on those projects, we may lose all of the funds that we expend on exploration.

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

While we believe there are positive indicators that our properties may contain commercially exploitable minerals, such belief has been based solely on preliminary tests that we have conducted, and data provided by third parties. Item 2 Properties contains a description of our Quality Assurance program over our testing and use of data. There can be no assurance that the tests and data upon which we have relied is correct or accurate. Moreover, mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the conduct of exploration programs. The success of mineral exploration and development is determined in part by the following factors:

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

The business of exploring for and extracting minerals and metals involves a high degree of risk. Few properties are ultimately developed into producing mines. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure, metal prices, which can be highly variable, and government regulation, including environmental and reclamation obligations. These factors are not within our control. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these metals or minerals using available technology. Our operations are, and any future mining operations or construction we may conduct will be, subject to all the operating hazards and risks normally incident to exploring for and developing mineral or metal properties, such as, but not limited to:

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

We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we will incur a write-down on our investment in such property interests. All these factors may result in losses in relation to amounts spent which are not recoverable. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

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

We may be denied the government licenses and permits that we need to explore or mine on our properties.

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

Local authorities, usually counties through the conditional use permit process, also exercise some control over mining activity. Local government decisions may be subject to challenge through administrative, legal, or political processes. The various permits address issues such as prospecting, development, production, labor standards, taxes, occupational health and safety, toxic substances, air quality, water use, water discharge, water quality, noise, dust, wildlife impacts, as well as other environmental and socioeconomic issues.

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

Earthquakes, heavy rains, snowstorms, hailstorms, windstorms, tornadoes, wildfires and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property. Some of these conditions are not insurable or not insurable at a reasonable cost. There also may be periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

We may acquire additional mining properties in the future and our business may be negatively impacted if mineral reserves are not located on acquired properties or if we are unable to successfully execute and/or integrate the acquisitions.

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

Our business may be disrupted, and its financial results may be materially adversely affected, by any future pandemic.

Any pandemic may pose a risk to the Company's business. If a significant portion of the Company's workforce becomes unable to work due to illness or state or federal government restrictions (including travel restrictions and "shelter-in-place" and similar orders restricting certain activities that may be issued or extended by authorities), the Company may be forced to reduce or suspend exploration activities, which may impact liquidity and financial results. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets.

To the extent any pandemic materially adversely affects the Company's business and financial results, as discussed above, it may also have the effect of heightening many of the other risks described in this Risk Factors section, such as those relating to operation, indebtedness, and financing. The Company is unable to predict the ultimate adverse impact of any pandemic on the business, which will depend on numerous evolving factors and future developments, including the pandemic's ongoing effect on the demand for silver and gold, as well as the response of the overall economy and the financial markets after the pandemic and response measures come to an end, the timing of which remains highly unpredictable.

Global and regional political and economic conditions could adversely impact our business and operations.

Political and economic shifts, both domestic and international, may create uncertainty and pose risks to the Company’s business. Events such as the Russia/Ukraine war, the conflicts in the Middle East, terrorism and other geopolitical instability that broadly impact the global or domestic economy or natural resource industry could have significant and sometimes adverse impact on the natural resource industry and, subsequently, our business. Policies related to populism, protectionism, economic nationalism, and attitudes toward multinational corporations could result in regulatory changes, trade barriers, or investment restrictions. Additionally, international trade disputes—including tariffs, counter-tariffs, export controls, sanctions, and currency regulations—may increase costs and disrupt supply chain, operating model, and customer relationships.

Further, market volatility, driven by shifts in U.S. and foreign trade policies, fluctuating interest rates, or currency controls may affect gold prices, capital availability, and investor confidence. Even the perception of these risks could lead to reduced investment, higher production costs, and operational challenges. If such trends continue, they may have a material adverse effect on the business and financial performance.

Risks Associated with Our Common Stock

Investors’ interests in us will be diluted, and investors may suffer dilution in their earnings per share, if we issue additional shares or raise funds through the sale of equity securities.

On May 18, 2023, pursuant to the authorization and approval provided by the stockholders at the Company’s annual general meeting, the Company increased its authorized shares of common stock to 300,000,000 shares. As of March 20, 2025, we have 99,476,843 shares of common stock issued and outstanding. The issuance of any additional shares to raise financing would be dilutive. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other stockholders.

Trading in our common stock is volatile.

Our common stock is currently listed on the NYSE American LLC ("NYSE American"). The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. In addition to other risk factors identified in this Form 10-K and due to volatility associated with equity securities in general, the value of a shareholder's investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

  changes in the worldwide price for the metals we intend to mine;

  adverse results from our exploration, development, or production efforts;
  producing at rates lower than those targeted;
  political and regulatory risks and social unrest, including geopolitical conflicts;
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

The NYSE American has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in the development stage. There can be no assurance that trading prices previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

As of March 20, 2025, our directors and officers as a group hold approximately 15% of our outstanding common stock. As a result, these individuals will be able to influence the outcome of stockholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions. The interests of our directors and officers in these matters may not always align with the interests of some of our stockholders.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2027, which is the end of the fiscal year in which the 5th anniversary of our initial public offering occurred, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of June 30th 2025 or 2026, which is the last business day of our second fiscal quarter, in which case we would no longer be an emerging growth company as of the following January 1st, which is the beginning of the our fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

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

Governance

One of the key functions of our Board of Directors (the "Board") is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. While we do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition, such threats could occur nonetheless.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks, with assistance from third-party service providers. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through training.

Cybersecurity Threats

During the year ended December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

ITEM 2. PROPERTIES

Overview

Dakota Gold has 100% ownership of 11 mineral projects in the Homestake District comprised of 2,086 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 49,260 acres located in the Black Hills of South Dakota.  These properties include the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch properties. In addition, we have 100% ownership in the Barrick Option property and the Richmond Hill Project upon exercise of each of their underlying option agreements.

As of December 31, 2024, Dakota Gold has not established mineral reserves within the meaning of S-K 1300 on any of its properties and the Company is therefore in the exploration stage and has not commenced amortization of its claims or leases. All exploration expenditures are expensed as incurred.

The aggregated individual claims, properties, options, and leases are referred to herein as the “Black Hills Property”.  The map shown below shows the location of the Black Hills Property.

Detail Map Showing Claims and Leases of the Black Hills Property

Prior to 2022, exploration by Dakota Gold on its properties has been limited to field sampling programs, field mapping programs, geophysical surveys, and a campaign to acquire historical data sets that were known to exist for its property and the balance of the greater Homestake District. In late January 2022, Dakota Gold started its first drilling program and has since expanded its drilling programs to key project areas.

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

Exploration plans and budgets have been prepared for the Richmond Hill and Maitland project areas. The Cambrian Unconformity, City Creek, Maitland and Richmond Hill projects currently have permits with the South Dakota Division of Environment and Natural Resources (“SDDANR”). Current exploration plans may be modified pending the ongoing modeling and interpretation of the Company’s airborne magnetic and radiometric survey data acquired in 2020 and 2021 and an IP-Resistivity survey completed at Richmond Hill in 2022. Dakota Gold’s technical team continues to model using its geophysics, geology and geochemistry data sets to improve its ability to map and project lithology and structure in covered areas and/or where the company has less historical data.

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

Dakota Gold's Black Hills Property has well-developed power infrastructure. All of Dakota Gold's claims and leases have power on the property now or have nearby access to power with the potential to be upgraded for production if exploration proves successful.

The Homestake District is a favorable geologic gold setting with three unique gold deposit types that the Company believes have yielded approximately 46 million ounces of gold production over the past 140 years, including Proterozoic-age Homestake iron-formation hosted gold deposits, Tertiary-age replacement gold deposits and Cambrian paleoplacer gold deposits.

Dakota Gold has based the acquisition of its Black Hills claims, surface and mineral acreage and lease position on more than 50 years of combined mining and exploration experience in the Homestake Mining Company and the knowledge gained from previous exploration and mining efforts. Dakota Gold believes that its properties hold exploration targets for all three gold deposit types known to exist in the Homestake District.

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

Dakota Gold’s business strategy is to advance the Richmond Hill gold resource towards eventual production and to discover another Homestake-style deposit in the iron-formation host that is distributed across the Homestake District. In addition, Dakota Gold will evaluate and explore for large Tertiary gold deposits, of which there are several deposit styles known to exist in the Northern Black Hills. Dakota Gold continues to expand its land position in the Homestake District with the objective of simultaneously developing gold targets that could be brought into production in the near term.

On April 30, 2024, the Company announced an initial mineral resource estimate under S-K 1300 for the Richmond Hill Project. The mineral resource estimate was derived from a historical database containing 69,401 gold assays from more than 900 drill holes, including 57 drill holes from Dakota Gold’s own drill program completed prior to October 5, 2023.

The Company released an updated S-K 1300 mineral resource estimate for the Richmond Hill Project on February 6, 2025. This updated resource is informed by a historical database containing 56,734 gold assays from 902 drill holes totalling 90,447 meters (296,743 feet) of drilling, and an additional 30,743 gold and silver assays from 146 drill holes totalling 45,540 meters (149,410 feet) of drilling by Dakota Gold. Note that the S-K 1300 database consisted of 910 historical holes (299,888 feet) and 148 Dakota Gold holes (157,504 feet) but 8 historical holes and 2 Dakota Gold holes were outside of the model limits so were not used in the SK1300.

The Company has an overall land package of over 49,000 acres, with approximately 14,000 being private land and the remainder of Dakota Gold’s property position is held under unpatented, federal mining claims on US Forest Service (“USFS”) or Bureau of Land Management (“BLM”) administered lands. Federal unpatented mining claims have annual claim maintenance fees of $200 per claim and are due before September 1st of each year.

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

The table below summarizes the individual land positions comprising each project within the greater Dakota Gold Black Hills Property.

Black Hills Property Land Package - Summary (December 31st, 2024)
Project Name	Patented Acres	# Unpatented Claims	Unpatented Acres	Total Acres
Richmond Hill Project	3,002			3,002
Maitland Project	2,357	2	6	2,364
Homestake Option (surface)	4,261			4,261
Other	3,660	2,084	35,973	39,633
Summary	13,280	2,086	35,980	49,260

Of the various properties that comprise the Black Hills Property, the Richmond Hill Project is the only one that we view as individually material for purposes of S-K 1300, as the Richmond Hill Project is the only project upon which we have estimated mineral resources within the meaning of S-K 1300. Detailed information about the Richmond Hill Project and certain other projects within the Black Hills Property is below.

Richmond Hill Project

Background and Ownership Rights

The Richmond Hill Project is comprised of more than 3,000 acres of private surface and mineral. It includes the past-producing Richmond Hill mine and the historical mines of the Carbonate District, as well as multiple prospective areas where gold has been drill-intersected.

The Richmond Hill mine is in the historical Carbonate Mining District approximately five miles northwest of Lead, South Dakota, in the northern Black Hills. Mining in the area started in the 1870s, during the gold-rush era, and continued until the silver price collapsed in the 1880s. Prior to 1981, the Richmond Hill land package included most of the Carbonate camp. Between the 1980s and 1990s, various companies conducted exploration of the area. Barrick acquired the property in 1994.

Multiple facilities related to the historical Richmond Hill mine still exist on the Richmond Hills Project, including a water treatment plant and maintenance and storage buildings. Containment ponds are still operational, although an impermeable clay membrane has capped the open pit and leach pads. One of three wells that supplied water to the Richmond Hill mine is still active. There is a public access road to the site and a power line to operate the current water treatment facilities. As the site is in reclamation, there is no current book value associated with the assets for Barrick.

On October 14, 2021, Dakota Gold entered into an option agreement (the “Richmond Hill Option Agreement”) to acquire 100% of Barrick’s interest in the Richmond Hill Property (the “Richmond Hill Option”). Under the original terms of the Richmond Hill Option Agreement, Dakota Gold had a three-year option to acquire 2,126 acres of surface and mineral rights with attendant facilities. In consideration for the Richmond Hill Option, Dakota Gold agreed to issue 400,000 shares of Dakota Gold common stock to Barrick and made annual option payments of $100,000 during the option period. Under the original terms of the Richmond Hill Option Agreement, Dakota Gold had the right to exercise the Richmond Hill Option on or before September 7, 2024, by assuming all liabilities and bonds associated with the Richmond Hill Property. In addition, on exercise of the Richmond Hill Option, Dakota Gold will issue Barrick an additional 400,000 shares of Dakota Gold common stock and grant a 1% net smelter royalty (“NSR”) to Barrick with respect to any minerals that may be recovered from the Richmond Hill Property. In September 2023, Dakota Gold and Barrick amended the Richmond Hill Option Agreement to extend the option period to March 7, 2026 and increase the Richmond Hill Project size by an additional 489 mineral acres, bringing the total mineral acreage for the Richmond Hill Project to approximately 2,615 mineral acres at that time. On February 6, 2025, the Company announced that Barrick had agreed to extend the option period for the Richmond Hill Option Agreement until December 31, 2028, in return for additional annual cash payments of $170,000 on each of March 1, 2026, March 1, 2027 and March 1, 2028.

In addition to the Richmond Hill Option Agreement properties, the Company has shifted management of 387 acres of previously owned surface and mineral rights from contiguous parcels of land previously included in the adjoining West Corridor Gold Project to the Richmond Hill Project, thereby increasing the total Richmond Hill Project to approximately 3,002 mineral acres.

Location and Access

The Richmond Hill Project is located in the western portion of Lawrence County, South Dakota, USA. More specifically the property lies within the Black Hills Meridian, Township 5N, Range2E covering portions of Sections 9, 10, 11, 13. 14, 15, 16, 21, 22, 23, 24, 26, 27, and 34. The property is contiguous to Dakota Gold's West Corridor and Blind Gold Properties and is located approximately 1/2 mile north of the producing Wharf Gold Mine (Coeur Mining). Access to the property is gained by traveling 1 mile southwest of Lead SD on Highway 85/14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing west approximately 1.2 miles before turning and traveling 1 mile north on the Richmond Hill Road.  The location of the Richmond Hill Project is shown below.

Richmond Hill Project Location

The property is within five miles of the towns of Lead and Deadwood. Dakota Gold has its base of operations in Lead, with separate facilities for office and core processing. The City of Spearfish, SD, is within 20 miles of the Richmond Hills Project. The cities of Sturgis and Rapid City are within 40 miles of the Richmond Hill Project. Most supplies can be obtained from Rapid City or Spearfish. Personnel for exploration or development programs may be sourced from or housed in the four nearby communities. A 69 Kv transmission line supplies power to communities, and internal power is supplied by a 12.47 Kv line to the Richmond Hill Gold Project site.

Major transportation systems, including road, rail, and air, exist proximally to the northern Black Hills. Rapid City has a major rail freight station and regional airport, while an Interstate highway passes through the city and wraps around the northern end of the Black Hills. Multiple facilities related to the historical Richmond Hill mine still exist on the Richmond Hills Project, including a water treatment plant and maintenance and storage buildings. Containment ponds are still operational, although an impermeable clay membrane has capped the open pit and leach pads. Water for exploration drilling programs has been sourced locally and either pumped or trucked to the drills. One of three wells that supplied water to the Richmond Hill mine is still active.

Prior Exploration and Operations

Modest historical mining activities occurred on the Richmond Hill Project during the late 19th century. During this time, the only known production from the Richmond Hill Project was from the Carbonate camp, which was primarily mined for lead and silver. The bulk of this production was from the Iron Hill mine. The mining was such that it supported a nearby town and smelter. Mining continued in this area until the silver price collapsed in the 1880s. An estimated 2,500 ounces of gold were produced from the Spanish R mine on the western side of the camp in the late 1800s.

More recently, Bond Gold (later acquired by LAC Minerals) produced gold and silver doré from the property beginning in 1988. The last mineralized material was hauled from the Richmond Hill mine pit in 1993 and efforts then shifted to reclamation activities. During this time, an estimated 172,294 ounces of gold and 212,610 ounces of silver were produced from the property.

Geological Setting and Mineralization

The Black Hills of southwestern South Dakota is an isolated mountain range rising from the Great Plains of North America and extending north northwest into Wyoming. Several small rivers cut through the range, describing a roughly radial pattern, though most drainage is to the east. An ecological crossroad, the Black Hills contains wildlife and plant species typical of habitats of the Rocky Mountains, Great Plains, northern boreal forests, and eastern deciduous forests. The Richmond Hill Project sits at an altitude of approximately 6,000 feet, and the historical leach pad area is at approximately 5,600 feet elevation, about one mile north of the pit area.

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

Gold mineralization in breccia pipe bodies had previously been identified in the Richmond Hill, Richmond Hill North, Twin Tunnels, and Turnaround Breccia Pipes by LAC Minerals (USA) LLC. Dakota Gold followed up on this earlier work, and, by the end of 2023, completed 72 drill holes for a total of 116,966 feet (35,651 meters) which tested portions of the Twin Tunnels, Turnaround and Richmond Hill Breccia Pipes. Only three of the six known breccia pipes exposed at the Richmond Hill Project have been subject to any drilling by the Company and all of the known breccia pipes on the Richmond Hill Project remain open and/or lack drill testing to depth.

In 2024, the Company completed an additional 80 drill holes resulting in a grand total of 152 holes at Richmond Hill and 160,902 feet (49,043 meters). This drilling was split between infill and step out drilling in the central Richmond Hill resource area and the Chism Gulch target area, a shallow oxide portion of the orebody in carbonate replacement deposits located adjacent to but northeast of the main breccia pipe orebodies. Breccia pipes are associated with the Tertiary alkalic magmatism that generated most of the Tertiary-aged gold deposits hosted in pipes-shapes breccias, basement metamorphic rocks, Tertiary intrusive and carbonate replacement deposits in the overlying Paleozoic sedimentary rocks throughout the Homestake District. A portion of the Richmond Hill deposit is comparable to the mineralization being mined at the nearby Wharf open pit gold mine.

Permitting

The Company holds the permits required to conduct the infill and expansion drilling at the Richmond Hill Project that has been conducted to date.  Future exploration and development drilling may require additional permits, which we currently anticipate we will be able to obtain in the ordinary course.  Any future development or exploitation of the Richmond Hill Project would require significant additional regulatory review and future permits.

Mineral Resource Estimate

The following table summarizes the estimated mineral resources at the Richmond Hill Project, including the assumptions:

Richmond Hill Gold Project - Summary of Gold and Silver Mineral Resources as of February 3, 2025

Resource Category	AuEq COG (oz/t)	Ktons	AuEq (oz/t)	Gold (oz/t)	Silver (oz/t)	Gold (koz)	Silver (koz)
Leach Resource:
Measured Mineral Resource		113,748	0.0164	0.0158	0.160	1,793.4	18,208
Oxide	0.0026	94,537	0.0165	0.0158	0.167	1,493.7	15,788
Transition	0.0041	19,211	0.0161	0.0156	0.126	299.7	2,421
Indicated Mineral Resource		156,019	0.0125	0.0119	0.128	1,860.0	19,884
Oxide	0.0026	127,237	0.0122	0.0117	0.128	1,488.7	16,286
Transition	0.0041	28,783	0.0134	0.0129	0.125	371.3	3,598
Measured + Indicated Mineral Resource		269,768	0.0141	0.0135	0.141	3,653.3	38,092
Oxide	0.0026	221,774	0.0140	0.0134	0.145	2,982.4	32,074
Transition	0.0041	47,994	0.0145	0.0140	0.125	671.0	6,018
Inferred Mineral Resource		254,186	0.0106	0.0103	0.090	2,613.4	22,787
Oxide	0.0026	211,994	0.0101	0.0098	0.085	2,077.5	18,019
Transition	0.0041	42,192	0.0131	0.0127	0.113	535.8	4,768
Mill Resource (Sulfides):
Measured Mineral Resource	0.0050	20,703	0.0184	0.0165	0.151	341.6	3,126
Indicated Mineral Resource	0.0050	48,893	0.0147	0.0131	0.134	640.5	6,552
Measured + Indicated Mineral Resource	0.0050	69,596	0.0158	0.0141	0.139	982.1	9,678
Inferred Mineral Resource	0.0050	202,221	0.0139	0.0121	0.145	2,446.9	29,322
Leach and Mill Mineral Resource:
Measured Mineral Resource		134,452	0.0167	0.0159	0.159	2,135.0	21,334
Indicated Mineral Resource		204,912	0.0130	0.0122	0.129	2,500.5	26,436
Measured + Indicated Mineral Resource		339,364	0.0145	0.0137	0.141	4,635.4	47,770
Inferred Mineral Resource		456,407	0.0121	0.0111	0.114	5,060.3	52,109

Notes:

1. The mineral resource estimate has an effective date of February 3, 2025.

2. All figures are rounded to reflect the relative accuracy of the estimate and therefore numbers may not appear to add precisely.

3. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

4. Mineral resources estimates are based on prices of $2,000/oz gold and $25/oz silver.

5. Mineral resources for leach material are based on a gold equivalent cut-off of 0.0026 oz/t for oxide material and 0.0041 oz/t for transition material. Mineral resources for mill material are based on a gold equivalent cut-off of 0.0050 oz/t.

6. The gold equivalent value for each material is as follows:

  Oxide (Leach): Gold equivalent (oz/t) = gold (oz/t) + 0.00418 x silver (oz/t), based on gold recovery of 89% and silver recovery of 30%.
  Transition (Leach): Gold equivalent = gold (oz/t) + 0.00382 x silver (oz/t), based on gold recovery of 65% and silver recovery of 20%.
  Sulfide (Mill): Gold equivalent = gold (oz/t) + 0.0127 x silver (oz/t), based on gold recovery of 85% and silver recovery of 85%.

7. The gold equivalent values account for metal recoveries, treatment charges, refining costs, and refinery payable percentages.

8. Table 11-4 of the Richmond Hill Initial Assessment accompanies this mineral resource statement and shows all relevant parameters for mineral resources.

9. Includes a preliminary estimated royalty rate of 3.8% averaged across the Richmond Hill Property. The QP has determined that the resource is not sensitive to nominal changes in the royalty rate but has recommended that this estimate be updated for the project economic and cash flow analysis.

10. Mineral resources are reported in relation to a conceptual constraining pit shell to demonstrate reasonable prospects for economic extraction, as required by the definition of mineral resources S-K 1300; mineralization lying outside of the pit shell is excluded from the mineral resource.

11. The mineral resource estimate is also constrained by the Richmond Hill Project Boundary. Only mineralization inside this boundary is included in the mineral resource estimate, though waste removal outside the boundary is allowed.

12. The mineral resources reported are contained on mineral titles owned or controlled by Dakota Gold.

13. The mineral resources are reported in-situ without any dilution or loss considerations, as a point of reference.

Maitland Project

The Maitland project area is an important component of Dakota Gold's exploration strategy for the structural corridor that extends from the Homestake Gold Mine to Dakota Gold's Blind Gold Property at the northern end of the Homestake District. The Maitland Property covers the iron formation extending from the Blind Gold Property target at the north end to Homestake Mining Company's North Drift gold discovery of the late 1980s to the south. In addition to Precambrian aged gold mineralization hosted within the iron formation, the property area holds several Tertiary-aged zones of mineralization, including historic mines (e.g., Maitland Mine) hosted in the younger Paleozoic sedimentary and Tertiary intrusive rocks.

The initial 37.8 mineral acres of the Maitland project were acquired in April of 2017 through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. On October 26, 2020, Dakota Gold acquired 2,046.1 mineral-acres from Homestake Mining Company, a wholly owned subsidiary of Barrick (reduced after detailed title work completed). Pursuant to the terms of the definitive agreement, the Company paid consideration to Barrick comprised of $3.5 million cash and the issuance of 750,000 shares of Dakota Gold's common stock. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. From August 2021 through March 2022, Dakota Gold purchased additional surface rights over existing mineral rights of approximately 273.5 acres to facilitate the exploration of the Maitland Property area. Two unpatented mineral claims were staked in late 2022 (6.4 acres) to cover fractional areas of interest on open BLM land. The project mineral rights now total 2,364 acres, all of which are located in the western portion of Lawrence County, South Dakota, USA within Black Hills Meridian, Township 5N, Range 2E, covering portions of Sections 12, 13, and 24, and Township 5N, Range 3E, covering portions of Sections 7, 8, 17, 18, 19 and 20. Annual claim maintenance fees total $400.

Access to the Maitland Gold project is gained by traveling 2 miles north of Lead on Highway 85/14A to Central City/Blacktail and then turning and traveling northwest approximately 1.7 miles on the Maitland Road. The property is proximal to the Company's Cambrian Unconformity Property and is contiguous to the Blind Gold and West Corridor Properties.

Dakota Gold began drilling at Maitland in 2022 and by the end of 2023 completed 36 drill holes extending over a distance totaling 127,857 feet (38,971 meters). On February 8, 2023, the Company announced the discovery of the Unionville Zone in MA22C-009, which intercepted Precambrian hosted, Tertiary-age, epithermal gold mineralization in a breccia located beneath Cambrian hosted Tertiary replacement gold mineralization on the horizon of the Maitland Mine in sedimentary cover. Then, on May 4, 2023, The Company announced the discovery of the JB Zone in MA23C-017, which intercepted high-grade, Precambrian mineralization over potentially mineable widths like mineralization from the Homestake mine. On August 1, 2023, the Company began using directional drilling equipment to accurately offset and step-out from the deeper JB Zone discovery intercept in MA23C-017, as well as, continuing an infilling program between widely spaced drill holes which identified the Unionville Zone and other high-grade intercepts of mineralization identified in earlier drilling like mineralization from the Homestake mine. Exploration drilling continued in 2024 and by the end of year, the Company had completed a total of 73 drill holes for 230,612 feet (70,291 meters) on the Maitland Project since initiating drilling activities in 2022.

The Company is planning a drilling program at the Maitland Property in 2025, subject to the availability of funds from additional equity issuances. This drilling will focus on exploration and expansion of the JB and the Unionville Gold Zones announced in 2022 and early 2023. The drilling will include focused step-out drilling around recent drill hole intercepts, as well as continued extension of the iron-formation within the structural corridor extending from Maitland to the Blind Gold Property at the north end of the Homestake District. The program may also include the initial drill testing of the up-dip projection of the historical North Drift discovery made by Homestake Mining Company, located near the south end of the Maitland Property.

Barrick Option Project

On September 7, 2021, Dakota Gold entered into a three-year option agreement (the "Barrick Option Agreement") to acquire 4,261 acres of surface rights with attendant facilities and data held by Homestake Mining Company, a wholly owned subsidiary of Barrick (the "Barrick Option"). In consideration for the Barrick Option, Dakota Gold agreed to make a cash payment of $1.3 million, issue 1 million shares of Dakota Gold common stock to Barrick and make annual payments of $300,000 during the option period. Under the original terms of the Barrick Option Agreement, Dakota Gold had the right to exercise the Barrick Option on or before September 7, 2024, by assuming all liabilities and bonds currently held by Homestake within the Homestake District. In addition, on exercise of the Barrick Option, Dakota Gold will issue Barrick 3 million additional shares of Dakota Gold common stock and grant a 2.5% NSR to Barrick with respect to any gold that may be recovered from the Grizzly Gulch property (the "Grizzly Gulch"). On November 20, 2023, Dakota Gold and Barrick amended the Richmond Hill Option Agreement to extend the option period to March 7, 2026. On February 6, 2025, the Company announced that Barrick had agreed to extend the option period for the Barrick Option Agreement until December 31, 2028 in return for additional annual payments of $340,000 on each of March 1, 2026, March 1, 2027 and March 1, 2028.

The property is located in and around the City of Lead and lies within the Black Hills Meridian, Township 5 N, Range 3 E, covering portions of Sections 19, 20, 27, 28, 29, 30, 32, 33, and 34, and Township 4 N, Range3 E, covering portions of Sections 2, 3, 4, 9, 10, 11, 14, and 15.

Access to the property is gained from multiple public roads and highways including streets within the City of Lead, paved Highway 85/14A near Central City, US Highway 385 at Pluma, and via Lawrence County maintained Grizzly Gulch, Kirk, and Yellow Creek roads.

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

Exploration and Sampling

Dakota Gold's Black Hills Property is at an early stage of exploration. The Company has developed a detailed Exploration Procedures Manual which will define the Company's internal quality analysis and quality control ("QA/QC") procedures going forward. However, Dakota Gold has always implemented sampling and analytical QA/QC protocols consistent with industry standards. These protocols include, but are not limited to, the following procedures:

1. All sampling is conducted under the supervision of Dakota Gold's Vice President Exploration.

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

6. Gold analyses are performed at the ALS Geochemistry laboratory in Reno, Nevada or Vancouver, British Columbia, and multi-element geochemical analysis are completed at the ALS Minerals laboratory in Vancouver, British Columbia. All ALS Minerals facilities are ISO/IEC 17025:2017 accredited labs.

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

10.  All other elements are determined by four-acid digestion and inductively coupled plasma analysis.

11. Validation of the analytical results are conducted upon receipt of final assay reports by statistical analysis of the standards duplicates and blanks and must pass certain parameters of accuracy to be considered verified.

12. Until validated and reported publicly, assay results are kept confidential and securely maintained by the VP Exploration and a minimum number of company staff charged with validation and compilation of the assay data.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject. See Note 10 - Commitments and Contingences to the consolidated financial statements in this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2024, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol "DC".

Holders of Common Stock

As of December 31, 2024, there were 511 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2024, we did not sell any equity securities that were not registered under the Securities Act.

Dividends

The Company has not paid any dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

Repurchase of Securities

During the fiscal year ended December 31, 2024, we did not effect any repurchase of securities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of Dakota Gold Corp. together with our consolidated financial statements and the related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. Risk Factors above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

The Company's goal is to create stockholder value through the acquisition, responsible exploration, and future development of high caliber gold properties in the Homestake District of South Dakota. Management and the technical teams cumulatively have several hundred years of international mining and exploration experience and key personnel have more than 50 combined years of experience in the Homestake District, mostly with the Homestake Mining Company, as well as other exploration companies that have operated in the region. The Company believes this experience uniquely positions the Company and will allow it to leverage its direct experience and knowledge of past exploration and mining activities in the Homestake District. Combined with the use of modern exploration and mining techniques, and new geologic understanding from experience in other mines, new research and information extracted from its new geophysical surveys, the Company hopes to focus its programs and build upon dominance where the historic Homestake Mining Company left off in the 1990's.

The Homestake District has yielded approximately 46 million ounces of gold production with most of it coming from within a small area. The production ledges of the Homestake Mine define a cumulative surface projection area of much less than three square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Modern statistical studies of ore deposit trends and understanding of the distribution of large gold camps around the world indicates that large gold deposits generally form in distinct camps and normally occur in clusters that show predictable distributions (Zipf's Law Applied to Ore Deposits). The Company believes this might be true for the Homestake District. Outside of the mine area, the Homestake District has been underexplored and lacks the modern exploration efforts required to search for other deposits especially under the cover of younger rocks that dominate the surface.

Since 2012, the Company has consistently pursued a strategy of expanding its portfolio of brownfield properties located exclusively within the Homestake District to build a dominant land position with the goal of consolidating possible mineral potential. Property acquisitions are focused and based on past exploration, the access to proprietary data sets the Company has assembled over the years, and new research and remote data acquisition (Magnetics, Gravity and Radiometric) that has been conducted over the Homestake District that hosts the Homestake Gold Deposit.

The Company believes the Homestake District is in a safe, low-cost jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Drill Programs and Results

Permitting and site preparations were initiated for the first drilling program on the iron-formation target and other Tertiary-age replacement targets in the Maitland area and drilling commenced in early 2022. The Company has since expanded its drilling operations to the Richmond Hill Project and has varied between zero to four drill rigs operating on Dakota Gold properties at any point in time. Dakota Gold has completed permit applications and environmental field work for exploration on several target areas and currently has nine active permits in place: four on the Maitland Project, three on the Richmond Hill Project, one on the City Creek Project and one on the Cambrian Unconformity Project. Permitting for targets for some of the other Dakota Gold Properties may be advanced for drilling as exploration activities continue throughout the year.

In total, Dakota Gold has completed 231 drill holes for 397,599 feet (121,188 meters) since drilling started in 2022. The Company completed 25 holes for 70,181feet (21,391 meters) of core drilling on three projects in 2022. The areas drilled were the Maitland Project (39,231 feet; 11,958 meters), the Richmond Hill Project (24,865 feet; 7,579 meters), and the Cambrian Unconformity Project (6,084 feet; 1,854 meters). The Company then completed 89 holes for 180,727 feet (55,086 meters) of core on two projects in 2023; the areas drilled were the Maitland Gold Project (88,626 feet; 27,013 meters) and the Richmond Hill Project (92,101 feet; 24,184 meters). The Company completed 117 holes for 146,691feet feet (44,711 meters) of core on two projects during 2024; the areas drilled were the Maitland Gold Project (102,755 feet; 31,320 meters) and the Richmond Hill Project (43,936 feet; 13,392 meters).

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

On April 13, 2023, the Company announced commencement of an infill and step-out drilling program at the Richmond Hill Property to convert and expand known gold mineralization identified in 880 historical drill holes, and expanded by new Dakota Gold drilling, into the maiden S-K 1300 compliant resource, which was released in April 2024. On September 27, 2023, the Company announced commencement of an infill drilling program at the Unionville Zone on the Maitland Project for the purpose of advancing to a S-K 1300 compliant resource for 2025.

On April 30, 2024, the Company announced the maiden S-K 1300 initial assessment for the Richmond Hill Gold Project.

On August 7, 2024, the Company received permits to conduct infill and expansion drilling at the Richmond Hill Property. On November 4, 2024, the Company reported additional results from Richmond Hill drilling and announced its plans to complete an updated S-K 1300 resource estimate for Q1 2025 and a S-K 1300 initial assessment with cash flow analysis for Q2 2025.

On February 6, 2025, the Company announced the updated Richmond Hill Initial Assessment, which was prepared by the Qualified Persons working under Independent Mining Company and Woods Processing. This resource update identified a significant measured and indicated heap leachable gold resource containing 244.27 Mt at 0.463 g/t Au and 4.83 g/t Ag totalling 3.65 million ounces of gold and 38.09 million ounces of silver and an inferred heap leachable resource of 230.59 Mt at 0.353 g/t Au and 3.09 g/t Ag totalling 2.61 million ounces of gold and 22.79 million ounces of silver. In addition to the heap leachable resource, a measured and indicated mineral resource (composed of sulfide mineralization) containing 63.14 Mt at 0.483 g/t Au and 4.77 g/t Ag totalling 0.98 million ounces of gold and 9.68 million ounces of silver was identified. An indicated mineral resource of 183.45 Mt at 0.415 g/t Au and 4.97 g/t Ag containing 2.45 million ounces of gold and 29.32 million ounces of silver was also reported. Details of the Richmond Hill Initial Assessment and assumptions used in the resource estimations are shown on Table 1.

Planned Activities

The Company's planned activities in fiscal 2025 will be focused on advancing exploration and resources development drilling on its Richmond Hill and Maitland projects. The Company also expects to issue an initial assessment with cash flow in mid-2025 and to initiate feasibility-level work on the Richmond Hill Property.

Additional land acquisition is possible and will be conducted on an opportunistic basis in order to enhance our ability to conduct efficient exploration and/or for control of developing targets found through the Company's ongoing exploration efforts.

With an expected drill program of two drill rigs operating at the Black Hills Property in 2025, the Company anticipates expenditures of up to approximately $25 million during the calendar year ending December 31, 2025. To fund expenditures at this level, the Company will be required to raise further capital. Should we be unable to raise capital, the Company can scale down the exploration program to maintain greater than 12 months of funding from December 31, 2024.

The Company's projects are all at the exploration stage and do not generate revenues. Other than the mineral resource at the Richmond Hill Property, the Company has not established that any of its properties or projects contain mineral resources or mineral reserves as defined under S-K 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, including exploration and development risks, competition from well-funded competitors, and the Company's ability to manage growth and assessments of ongoing exploration activities and results. The Company cannot offer assurance that its expenses will either meet or exceed its projections.

Subsequent to December 31, 2024, the Company utilized its ATM to raise gross proceeds of approximately $7.45 million by issuing 2,548,713 shares of common stock.  Additionally, approximately $1.62 million was raised through the exercise of 780,048 warrants and approximately $0.02 million was raised through the exercise of 10,000 options.

Liquidity and Capital Resources

The Company is in the exploration-stage and currently does not generate revenues. As such, the Company finances its operations and the acquisition and exploration of its mineral properties through the issuance of common stock, and the Company could be materially adversely affected if it is unable to raise capital because of market or other factors.

As of December 31, 2024, the Company had working capital of approximately $7.19 million and a retained deficit of approximately $76.55 million. The Company had a net loss and comprehensive loss for the fiscal year ended December 31, 2024, of approximately $33.88 million.

During the year ended December 31, 2024, the Company issued 2,344,836 shares of common stock for net proceeds of approximately $5.71 million pursuant to the 2024 Orion Equity Investment, a total of 4,510,486 shares of common stock under its at-the-market program (the "ATM Program") for net proceeds of approximately $9.86 million, and another 82,500 shares of common stock for the exercise of stock options for proceeds of approximately $0.16 million. Concurrent with the consummation of the 2024 Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of approximately $0.18 million paid at closing.

During the 12 months ending December 31, 2025, the Company anticipates cash expenditures of approximately $25 million.

Based on the Company's cash balance at December 31, 2024 of approximately $9.41 million and the anticipated ability to utilize the ATM Program during the year, the Company believes that it will have sufficient funds to fund its activities for the 12 months ended December 31, 2025. The actual timing of expected expenditures is dependent upon a number of factors, including the management of variable exploration expenditures.

Should it be unable to raise sufficient capital, the Company plans to scale down the exploration program in order to maintain greater than 12 months of funding as of December 31, 2024.

Results of Operations

Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
	$	$
Operating expenses
Exploration expenses	23,707,162	28,345,452
General and administrative expenses	10,625,080	9,690,940
Loss from operations	(34,332,242)	(38,036,392)

Other income (expenses)
Foreign exchange loss	(32,447)	(44,304)
Interest expense	(137,483)	-
Interest income	609,801	414,168
Total other income	439,871	369,864

Loss before income taxes	(33,892,371)	(37,666,528)
Income tax benefit, net	7,835	1,217,329
Net loss and comprehensive loss	(33,884,536)	(36,449,199)

Basic and diluted loss per share	(0.37)	(0.47)

Weighted average number of basic and diluted shares of common stock outstanding	90,887,130	78,251,025

Revenue

We had no operating revenues during the years ended December 31, 2024 and 2023. We had net losses and comprehensive losses of approximately $33.88 million and $36.45 million for the years ended December 31, 2024 and 2023, respectively.

Exploration Expenses

During the years ended December 31, 2024 and 2023, our exploration expenses totaled approximately $23.71 million and $28.35 million, respectively. The period-over-period decrease primarily related to (i) the level of activity associated with drilling, which decreased by approximately $2.57 million compared to 2023; (ii) payroll-related costs, which decreased by approximately $0.81 million compared to 2023 due to a lower average number of drills operating on the property; (iii) assay costs, which decreased by approximately $0.34 million due to lower drilled footage, which decreased as the Company ceased drilling when the required drilling for the Richmond Hill resource update was completed, which was in advance of year-end and occurred earlier in 2024 than 2023; (iv) costs for studies, data and reports, which decreased by approximately $0.54 million; (v) equipment-related costs, which decreased by approximately $0.37 million compared 2023, and (vi) permitting and environmental costs, which decreased by approximately $0.13 million compared to 2023. Road and pad construction costs increased by approximately $0.24 million for required infrastructure. Included in these costs were non-cash exploration-related stock-based compensation expenses of approximately $0.63 million and $0.73 million for the years ended December 31, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2024 and 2023, were approximately $10.63 million and $9.69 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. During the years ended December 31, 2024 and 2023, support costs included in general and administrative costs were approximately $4.82 million and $4.59 million, respectively, and the increase was due to higher legal costs related to administrative matters in the second half of 2024. Stock-based compensation expense allocated to administration expenses were approximately $3.14 and $3.60 million, respectively, and consulting expenses were approximately $0.09 and $0.08 million, respectively. Investor relations expenses increased to $0.73 million for the year ended December 31, 2024 from approximately $0.14 million during the year ended December 31, 2023, largely due to increased investor relations activities related to raising capital during 2024. Professional fees rose to approximately $1.58 million during the year ended December 31, 2024 compared to $1.00 million during the year ended December 31, 2023 due to higher legal costs related to administrative matters in the second half of 2024.

Other Income

We earned interest income from bank accounts for the years ended December 31, 2024 and 2023 of approximately $0.61 million and $0.41 million, respectively. Interest expense of $0.14 million for 2025 related to the purchase of the VMC property.

We had losses from operations for the years ended December 31, 2024 and 2023, totaling approximately $34.33 million and $38.04 million respectively, losses before income tax of approximately $33.89 million and $37.67 million, respectively and net income tax benefits of $0.01 and $1.22 million, respectively, leading to net losses of $33.88 million and $36.45 million, respectively.

The effective tax rate for the fiscal year ended December 31, 2024 is less than the statutory rate as the Company does not expect to benefit from the losses generated during the year.

Cash Flows Used in Operating Activities

During the years ended December 31, 2024 and 2023, the Company's net cash flows used in operating activities were approximately $31.48 million and $31.30 million, respectively. Cash used in operations for year ended December 31, 2024 were essentially flat period over period, primarily as a result of having similar levels of overall activities during the periods.

Cash Flows Used in Investing Activities

During the years ended December 31, 2024 and 2023, cash flow used in investing activities were approximately $0.57 million and $1.66 million, respectively. In the year ended December 31, 2024, the cash used for investing activities consisted of approximately $0.43 million for the acquisition of mineral properties and approximately $0.14 million for the purchases of property and equipment. In the year ended December 31, 2023, the cash used for investing activities consisted of approximately $0.61 million for the acquisition of mineral properties and approximately $1.05 million for the purchases of property and equipment. The decrease in property acquisition costs was due to having completed strategic acquisitions by the end of 2022 and continued reductions in required property acquisitions.

Cash Flows from Financing Activities

During the years ended December 31, 2024 and 2023, cash flows from financing activities were approximately $15.91 million and $34.59 million respectively.

In the year ended December 31, 2024, the Company issued 2,344,836 shares of common stock for net proceeds of approximately $5.71 million pursuant to the 2024 Orion Equity Investment, a total of 4,510,486 shares of common stock under the ATM Program for net proceeds of approximately $9.86 million, and another 82,500 shares of common stock for the exercise of stock options for proceeds of approximately $0.16 million. Concurrent with the consummation of the 2024 Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of approximately $0.18 million paid at closing.

In the year ended December 31, 2023, the Company issued 6,666,667 shares of common stock for net proceeds of $16.82 million pursuant to the 2023 Orion Equity Investment, a total of 6,470,564 shares of common stock under the ATM Program for net proceeds of approximately $17.95 million, another 68,750 shares of common stock for the exercise of stock options for proceeds of approximately $0.07 million, and 9,018 shares of common stock for the exercise of share purchase warrants for proceeds of approximately $0.02 million. In addition, the Company paid income taxes related to vested RSUs and PSUs totaling approximately $0.26 million on behalf of the employees.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined by the SEC.

Critical Accounting Estimates

Management's discussion and analysis of financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company's consolidated financial statements; valuation of options granted to directors and officers using Black-Scholes and Monte Carlo models. The Company's accounting policies are described in greater detail in Note 2 to the Company's audited annual consolidated financial statements for the year ended December 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dakota Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dakota Gold Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation and accounting for stock-based compensation subject to market conditions

Description of the Matter

During the year ended December 31, 2024, the Company granted performance stock units (PSUs) that vest based upon the price of the Company’s stock. The Company recognized $3.78 million in stock-based compensation expense during the year ended December 31, 2024, of which $1.04 million was related to PSUs. As described in Notes 2 and 9 of the consolidated financial statements, the Company estimates the fair value of the PSU grants using a Monte Carlo valuation model.

Auditing the Company’s accounting for stock-based compensation subject to market conditions required complex auditor judgment. In particular, the fair value estimate for stock awards subject to market conditions requires the use of a Monte Carlo valuation to simulate the performance of the Company’s stock and performance of the MVIS Global Junior Gold Miners Index.

How We Addressed the Matter in Our Audit	We obtained an understanding of management's accounting and methodology to estimate fair value of PSUs granted.

To test the estimated fair value of the PSUs, our substantive audit procedures included, among others, testing the significant assumptions used in Management’s model including the risk-free rate, volatility and term. We involved our valuation specialists to perform a corroborative independent Monte Carlo valuation.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2023.

Denver, Colorado

March 20, 2025

DAKOTA GOLD CORP. Consolidated Balance Sheets
	Notes	December 31, 2024	December 31, 2023
		$	$
ASSETS

Current assets
Cash and cash equivalents		9,408,270	25,548,373
Prepaid expenses and other current assets		523,894	676,020
Total current assets		9,932,164	26,224,393

Non-current assets
Mineral rights and properties	3	82,713,264	79,344,304
Property and equipment, net	4	2,247,722	2,261,979
Other assets		460,380	371,864
Total assets		95,353,530	108,202,540

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	5	2,616,876	4,351,145
Lease liabilities - current		129,419	135,097
Total current liabilities		2,746,295	4,486,242

Non-current liabilities
Royalty liability		257,758	-
Lease liabilities		197,527	94,515
Deferred tax liability	8	-	85,332
Total liabilities		3,201,580	4,666,089

Commitments and contingencies (Note 10)
Subsequent events (Note 11)

Stockholders' equity
Common stock, par value $0.001; 300,000,000 authorized, 95,570,483 and 86,740,272 shares outstanding, respectively	9	95,570	86,740
Additional paid-in capital		168,605,692	146,114,487
Accumulated deficit		(76,549,312)	(42,664,776)
Total stockholders' equity		92,151,950	103,536,451
Total liabilities and stockholders' equity		95,353,530	108,202,540

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP. Consolidated Statements of Operations and Comprehensive Loss
		Years Ended December 31,
	Notes	2024	2023
		$	$
Operating expenses
Exploration expenses		23,707,162	28,345,452
General and administrative expenses		10,625,080	9,690,940
Loss from operations		(34,332,242)	(38,036,392)

Other income (expenses)
Foreign exchange loss		(32,447)	(44,304)
Interest expense		(137,483)	-
Interest income		609,801	414,168
Total other income		439,871	369,864

Loss before income taxes		(33,892,371)	(37,666,528)
Income tax benefit, net	8	7,835	1,217,329
Net loss and comprehensive loss		(33,884,536)	(36,449,199)

Basic and diluted loss per share		(0.37)	(0.47)

Weighted average number of basic and diluted shares of common stock outstanding		90,887,130	78,251,025

The accompanying notes are an integral part of these consolidated financial statements

DAKOTA GOLD CORP. Consolidated Statements of Cash Flows
	Years Ended December 31,
	2024	2023
	$	$
Operating activities
Net loss	(33,884,536)	(36,449,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	254,978	302,078
Stock-based compensation expense	3,776,279	4,322,995
Interest expense	137,483	-
Deferred income tax benefit	(85,332)	(1,246,786)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	152,126	50,249
Accounts payable and accrued liabilities	(1,726,305)	1,822,947
Other assets	(103,100)	(98,574)
Net cash used in operating activities	(31,478,407)	(31,296,290)

Investing activities
Purchases of property and equipment	(143,387)	(1,054,320)
Purchases of mineral properties	(430,197)	(607,017)
Net cash used in investing activities	(573,584)	(1,661,337)

Financing activities
Proceeds from sale of common stock through at-the market ("ATM") program, net of issuance costs	9,864,596	17,946,505
Net proceeds from Orion Equity Investment, net of issuance costs	5,705,926	16,820,227
Proceeds from sale of royalty interest	182,758	-
Proceeds from exercise of stock options	158,400	72,000
Proceeds from exercise of warrants	208	18,757
Withholding of employee tax payments on RSUs	-	(263,211)
Net cash provided by financing activities	15,911,888	34,594,278
Net change in cash and cash equivalents	(16,140,103)	1,636,651
Cash and cash equivalents, beginning of year	25,548,373	23,911,722
Cash and cash equivalents, end of year	9,408,270	25,548,373

Supplemental cash flow information
Common stock issued for purchase of mineral properties	3,001,246	-
Deferred ATM offering costs offset against additional paid-in capital	(253,604)	(176,250)
Income taxes paid	(85,332)	(29,457)

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.
Consolidated Statements of Changes in Equity

	Capital Stock
	Number		Additional Paid-in	Retained	Total
	of Shares	Amount	Capital	Deficit	Equity
	#	$	$	$	$
Balance, December 31, 2022	73,341,001	73,341	107,317,974	(6,215,577)	101,175,738
Common stock issued for ATM Program, net of amortized issuance costs	6,470,564	6,470	17,832,674	-	17,839,144
Common stock issued for Orion Equity Investment, net of issuance costs	6,666,667	6,667	16,813,560	-	16,820,227
Common stock issued for performance stock units ("PSUs")	18,609	18	(18)	-	-
Common stock issued for restricted stock units ("RSUs")	165,663	166	(166)	-	-
Common stock issued for exercise of options	68,750	69	71,931	-	72,000
Common stock issued for exercise of warrants	9,018	9	18,748	-	18,757
Stock-based compensation expense	-	-	4,322,995	-	4,322,995
Payment of income taxes remitted on RSUs and PSUs	-	-	(263,211)	-	(263,211)
Net loss for the year	-	-	-	(36,449,199)	(36,449,199)
Balance, December 31, 2023	86,740,272	86,740	146,114,487	(42,664,776)	103,536,451
Common stock issued for ATM Program, net of amortized issuance costs	4,510,486	4,510	9,853,466	-	9,857,976
Common stock issued for Orion Equity Investment, net of issuance costs	2,344,836	2,345	5,703,581	-	5,705,926
Common stock issued for purchase of mineral property	1,348,578	1,348	2,999,898	-	3,001,246
Common stock issued for PSUs	115,517	116	(116)	-	-
Common stock issued for RSUs	371,453	371	(371)	-	-
Common stock issued for exercise of options	82,500	83	158,317	-	158,400
Common stock issued for exercise of warrants	100	-	208	-	208
Stock-based compensation expense	-	-	3,644,640	-	3,644,640
Common stock issued for compensation	56,741	57	131,582	-	131,639
Net loss for the year	-	-	-	(33,884,536)	(33,884,536)
Balance, December 31, 2024	95,570,483	95,570	168,605,692	(76,549,312)	92,151,950

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 1 - Organization and Nature of Business

Dakota Gold Corp., (the "Company" or "Dakota Gold") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"). On May 14, 2024, following the receipt of approval by its shareholders, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration, in the United States.

Liquidity

The Company's mineral properties are at the exploration stage and are without declared mineral reserve or resource and therefore have not generated revenues. The business of exploring for minerals involves a high degree of risk. Within the mining industry, few properties that are explored are ultimately developed into producing mines. Major expenditures are required to establish ore reserves, to develop metallurgical processes, to acquire construction and operating permits, and to construct mining and processing facilities. The amounts shown as mineral rights and properties represent acquisition and holding costs and do not necessarily represent present or future recoverable values. The recoverability of the amounts shown for mineral rights and properties is dependent upon the Company obtaining the necessary financing to complete the necessary exploration of the properties, the discovery of economically recoverable reserves, development of the properties and future profitable operations or through sale of the assets. These consolidated financial statements have been prepared on the assumption that the Company and its subsidiaries will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate under the liquidation basis of accounting if the Company is not expected to continue operations for the foreseeable future. As of December 31, 2024, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes its cash balance of approximately $9.41 million as of December 31, 2024, its working capital of approximately $7.19 million, the anticipated ability to utilize the ATM Program during the year, and the ability to scale down the exploration program and other expenditures alleviate the doubt as to the Company's ability to continue as a going concern for 12 months beyond the date of these consolidated  financial statements.

Subsequent to December 31, 2024, the Company utilized its ATM to raise gross proceeds of approximately $7.45 million by issuing 2,548,713 shares of common stock. Additionally, approximately $1.62 million was raised through the exercise of 780,048 warrants and approximately $0.02 million was raised through the exercise of 10,000 options.

NOTE 2 - Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 2 - Summary of Accounting Policies (continued)

Basis of Consolidation

As of December 31, 2024 and 2023, these consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries: DTRC, LLC (formed in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (formed in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada).

All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates include valuation of performance share units. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash equivalents consist of U.S. treasury bills. The Company is exposed to credit risk from its deposits of cash and cash equivalents in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Category	Useful Life
Building	39 years
Furniture and equipment	3 to 5 years
Right-of-use assets	2 to 5 years

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 2 - Summary of Accounting Policies (continued)

Leases

The Company determines if a contractual arrangement represents or contains a lease at inception. Right-of-use ("ROU") assets associated with operating leases are grouped with property and equipment on the consolidated balance sheet. The Company currently has no finance leases.

ROU assets and lease liabilities that extend beyond one year at inception are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. When the rate implicit to the lease cannot be readily determined, an incremental borrowing rate is estimated in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. Operating lease ROU assets and liabilities also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less.

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

The Company assesses the possibility of impairment of the carrying value of its long-lived assets (property and equipment and mineral rights and properties) whenever events or circumstances indicate that the carrying amounts of the asset or assets group may not be recoverable. There were no indicators of impairment identified during the years ended December 31, 2024 or 2023.

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

The Company's financial instruments consist principally of cash and cash equivalents and accounts payable. The carrying amounts of such financial instruments in the accompanying consolidated financial statements approximate their fair values due to their relatively short-term nature, or the underlying terms are consistent with market terms.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 2 - Summary of Accounting Policies (continued)

Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents. The Company holds its cash in U.S. and Canadian banks and United States treasury bills with a Canadian financial institution, and the risk of default is considered to be remote. As part of its cash management process, the Company regularly monitors the relative credit standing of this institution.

Environmental Costs

Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue, generally are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of the completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

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

The Company recognizes and measures a tax benefit from uncertain tax positions when it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate or future recognition of an unrecognized tax benefit. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the statements of operations and comprehensive loss.

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

The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The effect of the Company's outstanding options and warrants were excluded for both the years ended December 31, 2024 and 2023, because they were anti-dilutive.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 2 - Summary of Accounting Policies (continued)

Stock-Based Compensation

The Company estimates the fair value of stock-based compensation using Black-Scholes and Monte Carlo valuation models. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of our stock, the risk-free rate, and dividend yield. Estimates of fair value are not intended to predict actual future events, or the value ultimately realized by the option holders, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The Company recognizes forfeitures when incurred. The Company estimates the expected term for all options using the simplified method permitted. This method was used as the Company does not have sufficient historical share option exercise experience to provide a more reliable estimate of expected term. The simplified method calculates the expected term as the average of the vesting period and the original contractual term.

Deferred Offering Costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the prospectus supplement to the shelf registration statement on Form S-3 filed for the ATM Program with the SEC on July 15, 2022 and renewed on December 10, 2024, have been capitalized and will be reclassified to additional paid-in capital on a pro rata basis when the Company completes offerings under the shelf registration. Any remaining unamortized costs will be expensed immediately should the Company terminate the ATM Program prior to raising the full $50 million.

During the years ended December 31, 2024 and 2023, ATM Program-related legal and consulting fees totaling approximately $0.25 million and $0.07 million, respectively, had been incurred. During the years ended December 31, 2024 and 2023, ATM Program-related legal and consulting fees totaling approximately $0.25 million and $0.18 million, respectively, were offset against proceeds from the ATM Program in additional paid-in capital. As of December 31, 2024 and 2023, there was approximately $0.25 million and $0.25 million, respectively, of such costs deferred and included in other assets on the consolidated balance sheets.

Royalty Liability

The Company’s royalty agreements represent the sale of future revenues and management further assesses whether they should be accounted for as debt or deferred revenue. For royalty agreements accounted for as debt, the Company initially records the debt at fair value and subsequently records the debt at amortized cost. The Company accrues interest on the debt using the effective interest method, using the estimated expected future payments.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 2 - Summary of Accounting Policies (continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We will adopt this ASU prospectively for the period ending December 31, 2025, and are still evaluating impacts to our disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We adopted this standard in the current year.

NOTE 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch Properties. In addition, the Company has 100% ownership in the Barrick Option and the Richmond Hill Properties upon exercise of their underlying option payments. All these properties are located in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, which we refer to as the "Black Hills Property."

On January 12, 2024 (the "closing date"), the Company closed an agreement to purchase various databases, mining permits and real properties in Lawrence County, South Dakota from VMC, LLC ("VMC") for total consideration of $3.31 million, as well as a contingent payment of $2.10 million upon the first of either of the following "triggering events": (i) the first commercial gold production or (ii) on a change of control, if the Company still owns the real property. The Company's total consideration to VMC of approximately $3.31 million (the "balance payment") was required to be paid in two tranches:

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

On the closing date, the Company issued a total of 640,638 shares of its common stock, valued at $2.11 per share, the closing price of the Company's stock on the day before the closing date and paid closing costs of approximately $0.22 million. The total fair value of consideration transferred for the first tranche was approximately $1.36 million.

The second payment due in October 2024 of approximately $1.65 million was capitalized at its present value of approximately $1.51 million on January 12, 2024, which reflected a discount rate of 11.66%. Interest expense during 2024 totaled approximately $0.14 million. On October 11, 2024, the Company issued 707,940 shares of common stock with a fair value of approximately $1.65 million as payment in full.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 3 - Mineral Rights and Properties (continued)

As of December 31, 2024 and 2023, the carrying value of Company's mineral properties totaled approximately $82.71 million and $79.34 million, respectively. As of December 31, 2024, the Company is in the exploration stage and has not commenced depletion of its properties. There have been no impairments or depletion of mineral properties recorded by the Company to date.

NOTE 4 - Property and Equipment

As of December 31, 2024 and 2023, the Company's property and equipment consists of the following:

	Estimated Useful Life	December 31, 2024	December 31, 2023
	Years	$	$
Land		418,884	418,884
Building	39	1,423,810	1,366,682
Furniture and equipment	3 to 5	961,655	875,397
ROU assets	2 to 5	326,946	229,611
		3,131,295	2,890,574
Less accumulated depreciation		(883,573)	(628,595)
Property and equipment, net		2,247,722	2,261,979

Depreciation expense for the years ended December 31, 2024 and 2023 was approximately $0.25 million and $0.30 million, respectively, and is included in general and administrative expenses. ROU assets are amortized on a straight-line basis for the remaining lives of their respective lease terms.

At December 31, 2024, the Company has three agreements for office and building space in Rapid City, South Dakota and Vancouver, British Columbia, Canada and one agreement for a vehicle in Rapid City, South Dakota which have been determined to be operating leases. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company applied a discount rate of 11.66% based on the Company's estimated incremental borrowing rate. During the years ended December 31, 2024 and 2023, the Company recognized approximately $0.16 million and $0.14 million, respectively, in rent expense which is included in general and administration and exploration expense on the consolidated statements of operations. The weighted average remaining lease term for operating leases as of December 31, 2024 was 2.1 years. At December 31, 2024 and 2023, the remaining undiscounted lease payments under these lease agreements totaled approximately $0.40 million and $0.29 million, respectively.

NOTE 5 - Accounts Payable and Accrued Liabilities

As of December 31, 2024 and 2023, the Company's accounts payable and accrued liabilities consist of the following:

	December 31, 2024	December 31, 2023
	$	$
Trade payables	1,721,119	2,705,316
Accrued bonuses	220,168	1,326,986
Accrued liabilities	675,589	318,843
	2,616,876	4,351,145

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 6 - Related Party Transactions

During the year ended December 31, 2023 and until April 2024, the former Chief Executive Officer ("CEO") was compensated for his salary and short-term incentive through payments made to JCTA Management ("JCTA"), a company owned by the former CEO.

During the year ended December 31, 2024, approximately $0.10 million was paid to JCTA for base salary. During the year ended December 31, 2023, approximately $0.49 million was paid to JCTA for base salary and 2023 approved short-term incentive. No other payments were made to JCTA during the years ended December 31, 2024 and 2023.

NOTE 7 - Royalty Liability

On July 2, 2024, the Company entered into a royalty agreement with Orion to which the Company sold a 1% net smelter return royalty interest on certain properties for a total consideration of $0.18 million. The Orion royalty is recorded as a royalty liability.

NOTE 8 - Income Taxes

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	$	$
Income tax benefit computed at federal statutory rates	(7,117,398)	(7,909,971)
Non-deductible expenses	5,452	4,910
Non-deductible stock-based compensation	472,590	(25,887)
Change in valuation allowance	6,609,916	6,741,327
Other	21,605	(27,708)
Total tax benefit	(7,835)	(1,217,329)

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets or liabilities.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 8 - Income Taxes (continued)

Management has established a valuation allowance against any portion of deferred tax assets because it is more likely than not the deferred income tax asset will not be realized.

	Balance at Beginning of Fiscal Year	Charged to Costs and Expense	Balance at End of Fiscal Year
	$	$	$
Reserves and allowances deducted from asset accounts:
Valuation allowance for deferred tax assets
Year ended December 31, 2024	10,256,221	6,609,916 (a)	16,866,137
Year ended December 31, 2023	3,514,894	6,741,327 (a)	10,256,221

(a) Primarily associated with net operating losses generated and current year changes in U.S. federal temporary differences

Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:	$	$
Net operating losses	10,066,561	8,287,041
Stock-based compensation	2,873,832	2,896,753
Property and equipment	33,476	-
Mineral properties	3,859,034	-
Other	33,234	-
Total	16,866,137	11,183,794
Less: valuation allowance	(16,866,137)	(10,256,221)
Total deferred tax assets	-	927,573

Deferred tax liability:
Property and equipment	-	5,942
Mineral properties	-	(1,043,466)
Other	-	24,619
Total deferred tax liabilities	-	(1,012,905)

Net deferred tax liability	-	(85,332)

The Company maintains gross federal net operating loss ("NOL") carry forwards of approximately $47.7 million ($10.1 million tax-effected) as of December 31, 2024. Of the total gross amount, approximately $8.4 million ($1.8 million tax-effected) will begin to expire in 2027, as they were incurred prior to 2018. The NOLs generated in 2018 - 2024 can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act.

There are no unrecognized tax benefits as of December 31, 2024 and 2023. We file income tax returns in the United States federally and in one state jurisdiction and in Canada. The Company has not been subjected to tax examinations for any year. As of December 31, 2024, tax years 2021 through 2024 are open to examination by the tax authorities in the U.S.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 9 - Stockholders' Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, pre-emptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action (other than an amendment to our articles of incorporation) requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

On March 31, 2022, the Company’s Board of Directors adopted the “2022 Stock Incentive Plan”. The 2022 Stock Incentive Plan had a total of 6,250,000 units available to award to the Company’s directors, executive officers and consultants. A unit can be a common stock purchase option, a restricted stock unit (“RSU”) or a performance stock unit (“PSU”). As of December 31, 2024, a total of 1,676,181 units relating to the 2022 Stock Incentive Plan remained available for future grants.

On May 18, 2023, pursuant to the authorization and approval provided by the stockholders at the Company's 2023 annual meeting of stockholders, the Company increased its authorized shares of common stock from 114,302,330 to 300,000,000 shares.

On October 21, 2022, the Company entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish the ATM Program. On December 10, 2024, Dakota Gold entered into an Amended and Restated Equity Distribution Agreement with the Sales Agents. Under the terms of the Amended and Restated Equity Distribution Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50 million from time to time through any of the Sales Agents, acting as agent.

On October 11, 2023, the Company entered into a binding agreement with OMF Fund IV SPV C LLC, an entity managed by Orion Mine Finance ("Orion"), for an investment of $17 million in the Company and a commitment from Orion for future financing support. On October 20, 2023, Orion purchased 6,666,667 shares of common stock of the Company at a price of $2.55 per share for aggregate gross proceeds of $17 million in a registered direct offering (the "2023 Orion Equity Investment"). Following the closing of the 2023 Orion Equity Investment, Orion owned approximately 7.8% of the Company's issued and outstanding shares of common stock. Concurrent with the consummation of the 2023 Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest ("2023 NSR") on certain properties held by the Company for total consideration of up to $1 million, with approximately $0.08 million paid at closing and the remaining $0.92 million payable by Orion upon the achievement of certain development milestones. The Company paid a total of approximately $0.18 million in stock issuance costs related to the 2023 Orion Equity Investment. The net smelter return was considered a sale of future revenue and accounted for as a debt instrument, which is classified as royalty liability on the consolidated balance sheet.

In connection with the 2023 Orion Equity Investment, Orion has been granted a right to match the terms of future financings of the Company (the "Matching Right"). Orion's Matching Right does not include any equity or convertible debt offering conducted by the Company on a non-brokered basis or conducted by banks or brokers with aggregate proceeds of up to $200 million (of which no more than $50 million may be in the form of unsecured convertible debt), including equity issuances from the Company's ATM offering program. Both the 2023 Orion Equity Investment and the Matching Right will expire on the earlier of (i) October 11, 2033, (ii) the date that is 24 months after the date the Company obtains all permits and planning approvals necessary for construction on one of its material properties, and (iii) the closing of a financing by the Company in the aggregate amount of at least $300 million, so long as the Company complied with its obligation to permit Orion to exercise its Matching Right.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 9 - Stockholders' Equity (continued)

On June 26, 2024, the Company entered into another binding agreement with Orion, for an investment of approximately $5.86 million in the Company. On July 2, 2024, Orion purchased 2,344,836 shares of common stock of the Company at a price of $2.50 per share for aggregate net proceeds of approximately $5.71 million in a registered direct offering (the "2024 Orion Equity Investment"). Following the closing of the 2024 Orion Equity Investment, Orion owned approximately 9.9% of the Company's issued and outstanding shares of common stock. Concurrent with the consummation of the 2024 Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest ("2024 NSR") on certain properties held by the Company for total consideration of approximately $0.18 million paid at closing. The Company paid a total of approximately $0.15 million in stock issuance costs related to the 2024 Orion Equity Investment.

Subsequent to December 31, 2024, the Company utilized its ATM to raise gross proceeds of approximately $7.45 million by issuing 2,548,713 shares of common stock. Additionally, approximately $1.62 million was raised through the exercise of 780,048 warrants and approximately $0.02 million was raised through the exercise of 10,000 options.

Stock-Based Compensation

Stock-based compensation expense is included in exploration as well as general and administrative expenses, based upon the primary activities of the grantees. The Company recognized stock-based compensation expense as follows in the accompanying consolidated statement of operations:

	Years Ended December 31,
	2024	2023
	$	$
RSUs	1,616,421	1,561,070
PSUs	825,633	712,114
Stock options	571,004	1,323,652
Other	131,639	-
Allocated to general and administrative expense	3,144,697	3,596,836

RSUs	305,557	265,798
PSUs	211,982	194,436
Stock options	114,043	265,925
Allocated to exploration expense	631,582	726,159
Total stock-based compensation expense	3,776,279	4,322,995

During the year ended December 31, 2024, 56,741 shares of common stock with a fair value of approximately $0.13 million were issued to a former employee as compensation.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 9 - Stockholders' Equity (continued)

As of December 31, 2024, unrecognized compensation expense and weighted-average vesting period for each of the Company's stock-based compensation awards were as follows:

	Unrecognized Compensation Expense	Weighted- average Vesting Period
	$	Years
RSUs	1,285,525	1.37
PSUs	608,895	1.43
Stock options	372,101	1.26

Stock Options

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years.

During the years ended December 31, 2024 and 2023, the Company issued stock options, exercisable for up to five years, to certain executive officers, where vesting occurs over a one -to- three -year period based on a time-of-service vesting condition. To determine stock-based compensation expense for stock options, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model for the periods presented, which requires certain assumptions to determine fair value. The key assumptions for the stock option grants in the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023

Weighted-average expected volatility	65.6%	65.0%
Weighted-average expected life in years	3.5	3.5
Weighted-average dividend yield	0.0%	0.0%
Weighted-average risk-free interest rate	4.26%	3.99%

The average grant date fair value of the options was $1.05 and $1.39 per share for those issued during the year ended December 31, 2024 and 2023, respectively.

For 2024 options, estimated volatility is based on historical volatility of the Company's stock.  Prior to 2024, this estimate was based on the average volatility of the Company’s peer group as there was no sufficient historical data to make this estimate.

The stock-based compensation expense related to the options has been recognized in the Company's consolidated financial statements since the grant date and the fair value, estimated at the initial grant date using the Black-Scholes option pricing model, will continue to be amortized over the vesting period.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 9 - Stockholders' Equity (continued)

A summary of the Company's stock option activity and related information for the years ended December 31, 2024 and 2023 is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	#	$	Years	$
Outstanding as of December 31, 2022	3,999,572	3.89
Options granted	333,588	2.81
Options forfeited/cancelled	(62,500)	3.34
Options exercised	(68,750)	1.05
Outstanding as of December 31, 2023	4,201,910	3.86
Options granted	445,966	2.12
Options forfeited/cancelled	(387,500)	4.76
Options exercised	(82,500)	1.92
Outstanding as of December 31, 2024	4,177,876	3.63	2.13	196,327
Options exercisable as of December 31, 2024	3,252,364	3.92	1.73	160,650

The total intrinsic value of options exercised in the years ended December 31, 2024 and 2023 was approximately $0.04 million and $0.16 million, respectively.

A summary of the Company's options outstanding at December 31, 2024 follows:

Expiry Date	Number of Options	Exercise Price	Remaining Life
	#	$	Years
March 15, 2026	573,750	1.92	1.21
May 17, 2026	1,453,125	4.76	1.38
September 13, 2026	200,000	5.09	1.70
October 18, 2026	300,000	4.64	1.80
September 2, 2027	571,447	3.01	2.67
November 18, 2027	300,000	3.74	2.88
March 1, 2028	333,588	2.81	3.17
March 1, 2029	445,966	2.12	4.17
	4,177,876

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 9 - Stockholders' Equity (continued)

RSUs

The Company's 2022 Stock Incentive Plan provides for the issuance of RSUs in amounts as approved by the Company's board of directors.

During the years ended December 31, 2024 and 2023, the Company granted RSUs to executive officers, directors and employees. Each RSU represents the right to receive one share of the Company's common stock. The fair value of RSUs granted were measured at the grant-date price of the Company's shares and vest over a three -year period. The stock-based compensation expense related to RSUs will continue to be amortized over the vesting period.

The Company recognized stock-based compensation expense, which was allocated to exploration expenses and general and administrative expenses, based upon the primary activities of the grantees.

During the year ended December 31, 2024, 371,453 RSUs were settled through the issuance of 371,453 shares of common stock. During the year ended December 31, 2023, 226,050 RSUs were settled through the issuance of 165,663 shares of common stock and payment of approximately $225,000 for related withholding taxes.

PSUs

The Company's 2022 Stock Incentive Plan provides for the issuance of PSUs in amounts as approved by the Company's Board of Directors.

During the years ended December 31, 2024 and 2023, the Company granted PSUs to executive officers.

The PSUs granted in the year ended December 31, 2024 and 2023 vest over a three -year period. Each PSU award entitles the participant to receive a variable number of shares of the Company's common stock based on the Company's performance against the MVIS Global Junior Gold Miners Index for the relevant performance periods. The total number of shares that may be earned for PSUs is based on performance over the performance period and ranges from 0% to 200% of the target number of shares, based on the table below:

Company Stock Price Performance Relative to Index Performance by:	Index Multiplier
>=50%	200%
Equals	100%
negative 50%	50%
<negative 50%	0%

The fair value of the PSUs was determined using a Monte Carlo simulation, and the weighted average assumptions of the PSUs are as follows:

	Years Ended December 31,
	2024	2023

Weighted-average expected volatility	65.6%	73.3%
Discount period in years	1.83	1.83
Weighted-average dividend yield	0.0%	0.0%
Risk-free rate	4.37%	4.65%

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 9 - Stockholders' Equity (continued)

The stock-based compensation expense related to PSUs will be attributed separately for each vesting tranche of the award. The stock-based compensation for each vesting tranche will be recognized ratably from the service inception date to the vesting date for each tranche. The Company recognized stock-based compensation expense, which was allocated to exploration expenses and general and administrative expenses, based upon the primary activities of the grantees.

During the year ended December 31, 2024, 147,337 PSUs settled at 78% of performance target through the issuance of 115,517 shares of common stock. During the year ended December 31, 2023, 37,615 PSUs settled at 86% of performance target through the issuance of 18,609 shares of common stock and payment of approximately $38,000 for related withholding taxes.

A summary of the status and activity of the Company's non-vested RSUs and PSUs for the years ended December 31, 2024 and 2023 is as follows:

	Number of RSU Awards	Weighted- average Grant Date Fair Value per Award	Number of PSU Awards	Weighted- average Grant Date Fair Value per Award
	#	$	#	$
Non-vested, January 1, 2023	545,259	3.17	112,842	2.99
Granted	635,567	2.83	329,182	3.72
Vested	(226,048)	3.14	(37,615)	2.95
Non-vested, December 31, 2023	954,778	2.95	404,409	3.59
Granted	919,944	2.12	442,217	2.45
Vested	(371,453)	2.99	(147,337)	3.48
Forfeited/cancelled	(38,006)	2.82	-	-
Non-vested, December 31, 2024	1,465,263	2.42	699,289	2.89

The total intrinsic value of RSUs that settled in the years ended December 31, 2024 and 2023 was approximately $0.87 million and $0.62 million, respectively. The total intrinsic value of PSUs that settled in the years ended December 31, 2024 and 2023 was approximately $0.24 million and $0.05 million, respectively.

Warrants

During the years ended December 31, 2024 and 2023, the Company issued no warrants. A summary of the Company's warrant activity is as follows:

	Warrants	Weighted Average Exercise Price
	#	$
Balance, December 31, 2022	7,612,111	2.08
Exercised	(9,018)	2.08
Balance, December 31, 2023	7,603,093	2.08
Exercised	(100)	2.08
Balance, December 31, 2024	7,602,993	2.08

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

NOTE 9 - Stockholders' Equity (continued)

As of December 31, 2024, all 7,602,993 warrants had a remaining life of 1.20 years, and will expire on March 15, 2026.

NOTE 10 - Commitments and Contingencies

The Company may become party to various legal actions that arise in the ordinary course of its business. The Company is subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these hypothetical lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations, or liquidity. The Company does not, however, anticipate such an outcome and it believes the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

NOTE 11 - Segment Information

Dakota Gold has organized its operations into one operating segment, which conducts exploration and evaluation of mineral properties and thus has identified one reportable segment: Exploration and Evaluation. In determining the reportable segment, management evaluated the basis of organization of the Company, including that all of the entity’s business activities are focused on acquisition, exploration, and development of mineral properties in the same geographic location and the Company manages the business activities on a consolidated basis. The Company has not yet derived any revenues, and the Company’s costs are mainly derived from the same activities on its properties. Additionally, all the mineral properties have similar discovery and permitting processes, as well as expected shared future facilities and gold exploration targets.

Dakota Gold’s chief operating decision maker (“CODM”) is the Chief Executive Officer. Exploration and general and administrative expenses, which are reported on the income statement and reconciles to net loss therein, are the measures of loss used by the CODM to allocate resources to its exploration and evaluation activities, and the CODM monitors budget versus actual results to assess the performance of the segment.  The CODM also reviews expenditures for any capital or long-lived asset acquisitions, which are included in the statement of cash flows.  Total segment assets are reported on the balance sheet. Segment information is prepared on the same basis the CODM manages our segment, evaluates financial results, and makes key operating decisions.

The significant segment expenses for the Exploration and Evaluation operating segment that are regularly provided to the CODM are drilling and drilling related costs, study costs and labor. Within general and administration costs, the significant expenses are labor costs.

	Years Ended December 31,
	2024	2023
	$	$
Exploration expenses
Drilling and other directly related costs	15,449,982	18,113,225
Studies	947,211	1,372,669
Labor	3,801,820	4,470,243
Other	3,508,149	4,389,315
	23,707,162	28,345,452

General and administrative expenses
Labor	2,841,435	2,906,593
Other	7,783,645	6,784,347
	10,625,080	9,690,940
Operating expenses	34,332,242	38,036,392

NOTE 12 - Subsequent Event

The Company evaluated events after December 31, 2024, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill option and the Homestake option agreements until December 31, 2028, in return for additional annual payments of $170,000 and $340,000 respectively, with the first of the payments beginning on March 1, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Form 10-K, an evaluation was carried out under the supervision of and with the participation of the Company's management, including our CEO and chief financial officer ("CFO"), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024.

Evaluation of Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024. This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Attestation Report of the Registered Public Accounting Firm.

As a smaller reporting company, management's report on disclosure controls and procedures and internal control over financial reporting is not subject to attestation by the Company's registered public accounting firm.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 30, 2024, no director or Section 16 officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2024, and is incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2024, and is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2024, and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2024, and is incorporated by reference into this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our proxy statement for our annual stockholders' meeting, which will be filed with the SEC within 120 days after December 31, 2024, and is incorporated by reference into this report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See "Exhibit Index" on the following page.

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion of Dakota Gold Corp., dated February 13, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 17, 2024).
3.1

Certificate of Conversion of Dakota Gold Corp., as filed with the Secretary of State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 17, 2024).

3.2

Articles of Conversion of Dakota Gold Corp., as filed with the Secretary of State of Nevada on May 14, 2024 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on May 17, 2024).

3.3

Certificate of Incorporation of Dakota Gold Corp., as filed with the Secretary of State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 17, 2024).

3.4	Delaware Bylaws of Dakota Gold Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on May 17, 2024)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 28, 2024).
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed on May 6, 2022).
10.1

Employment Agreement, effective as of March 12, 2021, by and between the Company and Jonathan Awde (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on June 29, 2021).#

10.2	Employment Agreement, effective March 12, 2021, by and between the Company and Gerald Aberle (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 29, 2021).#
10.3	Employment Agreement, effective June 1, 2021, by and between the Company and Shawn Campbell (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on June 29, 2021).#
10.4	Employment Agreement, effective December 1, 2021, by and between the Company and James Berry (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on June 28, 2022).#
10.5

Employment Agreement, effective November 14, 2022, by and between the Company and Patrick Malone (incorporated by reference to Exhibit 10.5 to the Transition Report on Form 10-KT filed on March 22, 2023.#

10.6	Dakota Territory Resource Corp. 2021 Stock Incentive Plan (incorporated by reference to Annex C to the Proxy Statement on Schedule 14A of Dakota Territory Resource Corp. filed on March 11, 2022).#
10.7	Dakota Gold Corp. 2022 Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of Dakota Gold Corp. filed on July 25, 2022).#
10.8

Option Agreement for Purchase and Sale of Real Property, dated October 14, 2021, by and between Homestake Mining Company of California, LAC Minerals (USA) LLC and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed on February 1, 2022).

10.8.1

Second Amendment to Option Agreement for Purchase and Sale of Real Property, dated November 20, 2023, by and between Homestake Mining Company of California and DTRC LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2023).

10.8.2

Third Amendment to Option Agreement for Purchase and Sale of Real Property dated February 3, 2025 between Homestake Mining Company of California and DTRC LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 6, 2025).

10.9

Option Agreement for Purchase and Sale of Real Property, dated September 7, 2021, by and between Homestake Mining Company of California and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed on February 1, 2022).

10.9.1

Second Amendment to Option Agreement for Purchase and Sale of Real Property dated February 3, 2025 between Homestake Mining Company of California, LAC Minerals (USA) LLC, Dakota Gold Corp. and DTRC LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K on filed February 6, 2025).

10.10

Subscription Agreement, dated as of October 11, 2023, by and between the Company and OMF Fund IV SPV C LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2023).

10.12	Subscription Agreement, dated as of June 26, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2024).
10.13	Separation Agreement between the Company and Jonathan Awde, dated as of October 30, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2024).#

10.14

Amended and Restated Equity Distribution Agreement, dated December 10, 2024, among Dakota Gold Corp., BMO Capital Markets Corp. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on December 10, 2024).

16.1	Letter from Ham, Langston & Brezina, L.L.P. dated August 16, 2023 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on August 16, 2023).
19.1	Insider Trading Policy of the Company dated May 17, 2023 (incorporated by reference from Exhibit 19.1 to the Annual Report on Form 10-K filed on March 28, 2024).
21.1	Subsidiaries of Dakota Gold Corp. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 28, 2024).
23.1	Consent of Ernst & Young, LLP.*
23.2	Consent of Qualified Person - Independent Mining Consultants, Inc.*
23.3	Consent of Qualified Person - Woods Process Service, LLC.*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
96.1	S-K 1300 Initial Assessment and Technical Report Summary for Richmond Hill Gold Project (incorporated by reference to Exhibit 96.1 of the Current Report on Form 8-K filed on February 6, 2025).
97.1	Clawback Policy of the Company, dated as of November 15, 2023 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 28, 2024).
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________

* Filed herewith

** Furnished herewith

# Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GOLD CORP.

/s/ Robert Quartermain
By: Robert Quartermain
Chief Executive Officer, President and Co-Chairman (Principal Executive Officer)
Dated: March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Quartermain
By: Robert Quartermain
Chief Executive Officer, President, Co-Chairman and Director (Principal Executive Officer)
Dated: March 20, 2025

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: March 20, 2025

/s/ Gerald Aberle
By: Gerald Aberle
Chief Operating Officer and Director
Dated: March 20, 2025

/s/ Stephen O'Rourke
By: Stephen T. O'Rourke
Co-Chairman and Director
Dated: March 20, 2025

/s/ Alice Schroeder
By: Alice Schroeder
Director
Dated: March 20, 2025

/s/ Jennifer Grafton
By: Jennifer Grafton
Director
Dated: March 20, 2025

/s/ Amy Koenig
By: Amy Koenig
Director
Dated: March 20, 2025