Form 10-Q
period 2025-03-31
Dakota Gold Corp.
filed 2025-05-08
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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
Yes [   ] No [X]

As of May 8, 2025, there were 111,889,412 shares of common stock outstanding.

DAKOTA GOLD CORP.

March 31, 2025

(UNAUDITED)

DAKOTA GOLD CORP. Condensed Consolidated Interim Balance Sheets
	Note	March 31, 2025 (Unaudited)	December 31, 2024
		$	$
ASSETS

Current assets
Cash and cash equivalents	1	46,604,648	9,408,270
Prepaid expenses and other current assets		642,661	523,894
Total current assets		47,247,309	9,932,164

Non-current assets
Mineral rights and properties	3	82,733,264	82,713,264
Property and equipment, net	4	2,169,311	2,247,722
Other assets		423,609	460,380
Total assets		132,573,493	95,353,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	5	1,663,424	2,616,876
Lease liabilities - current		132,248	129,419
Total current liabilities		1,795,672	2,746,295

Non-current liabilities
Royalty liability		257,758	257,758
Lease liabilities		164,489	197,527
Total liabilities		2,217,919	3,201,580

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, par value $0.001; 300,000,000 authorized, 111,876,843 and 95,570,483 shares outstanding, respectively	7	111,876	95,570
Additional paid-in capital		210,538,553	168,605,692
Accumulated deficit		(80,294,855)	(76,549,312)
Total stockholders' equity		130,355,574	92,151,950
Total liabilities and stockholders' equity		132,573,493	95,353,530

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

		Three Months Ended March 31,
	Note	2025	2024
		$	$
Operating expenses
Exploration expenses		1,913,229	6,545,658
General and administrative expenses		1,900,868	2,247,899
Loss from operations		(3,814,097)	(8,793,557)

Other income (expenses)
Foreign exchange loss		(8,497)	(4,012)
Interest expense		-	(37,440)
Interest income		83,078	224,043
Total other income		74,581	182,591

Loss before income taxes		(3,739,516)	(8,610,966)
Income tax benefit (expense), net	6	(6,027)	16,385
Net loss and comprehensive loss		(3,745,543)	(8,594,581)

Basic and diluted loss per share		(0.04)	(0.10)

Weighted average number of basic and diluted shares of common stock outstanding		97,561,821	87,402,924

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2025	2024
	$	$
Operating activities
Net loss	(3,745,543)	(8,594,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	48,230	67,606
Stock-based compensation expense	737,284	807,523
Interest expense	-	37,440
Deferred income tax benefit	-	(21,333)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(118,767)	(295,246)
Accounts payable and accrued liabilities	(860,043)	(2,174,951)
Other assets	-	(20,743)
Net cash used in operating activities	(3,938,839)	(10,194,285)

Investing activities
Purchases of property and equipment	-	(122,853)
Purchases of mineral rights and properties	-	(30,778)
Net cash used in investing activities	-	(153,631)

Financing activities
Proceeds from sale of common stock on at-the market ("ATM") program, net of issuance costs	7,316,230	(92,500)
Proceeds from common stock offering, net of issuance costs	32,684,881	-
Proceeds from exercise of options	19,200	-
Proceeds from exercise of warrants	1,622,500	-
Payments of income taxes on performance stock units ("PSUs"), restricted stock units ("RSUs") and shares issued for compensation	(507,594)	-
Net cash provided by (used in) financing activities	41,135,217	(92,500)
Net change in cash and cash equivalents	37,196,378	(10,440,416)
Cash and cash equivalents, beginning of period	9,408,270	25,548,373
Cash and cash equivalents, end of period	46,604,648	15,107,957

Non-cash investing and financing activities
Amortization of deferred ATM offering costs offset against additional paid-in capital	(37,293)	(39,657)
Common stock issued for accrued bonuses	113,958	-
Common stock issued for purchase of mineral rights and properties	-	1,351,747

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	95,570,483	$95,570	$168,605,692	$(76,549,312)	$92,151,950
Proceeds from sale of common stock through ATM program, net of issuance costs	2,548,713	2,549	7,276,388	-	7,278,937
Common stock offering, net of issuance costs	12,400,000	12,400	32,672,481	-	32,684,881
Common stock issued for RSUs and PSUs	529,989	530	(530)	-	-
Common stock issued for accrued bonuses	37,610	37	113,922	-	113,959
Common stock issued for exercise of options	10,000	10	19,190	-	19,200
Common stock issued for exercise of warrants	780,048	780	1,621,720	-	1,622,500
Payment of income taxes remitted on PSUs, RSUs and bonuses	-		(507,594)	-	(507,594)
Stock-based compensation expense	-	-	737,284	-	737,284
Net loss	-	-	-	(3,745,543)	(3,745,543)
Balance, March 31, 2025	111,876,843	111,876	210,538,553	(80,294,855)	130,355,574

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	86,740,272	$86,740	$146,114,487	$(42,664,776)	$103,536,451
ATM issuance costs	-	-	(39,657)	-	(39,657)
Common stock issued for purchase of mineral rights and properties	640,638	641	1,351,106	-	1,351,747
Common stock issued for RSUs and PSUs	323,032	323	(323)	-	-
Stock-based compensation expense	-	-	807,523	-	807,523
Net loss	-	-	-	(8,594,581)	(8,594,581)
Balance, March 31, 2024	87,703,942	87,704	148,233,136	(51,259,357)	97,061,483

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

NOTE 1 - Organization and Nature of Business

Organization

Dakota Gold Corp., ("we," "us", "our," "the Company," "Dakota Gold" or "DGC") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). We focus our business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, we completed the domestication process and changed our registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"). On May 14, 2024, following the receipt of approval by our shareholders, we changed our state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration in the United States.

Liquidity

The Company’s mineral properties are at the exploration stage and are without declared mineral reserves or mineral resources, except for the mineral resource estimate contained in the Company’s S-K 1300 Initial Assessment and Technical Report Summary for the Richmond Hill Project, which was prepared in accordance with Subpart 1300 of Regulation S-K, promulgated by the Securities and Exchange Commission (“S-K 1300”), and which was completed in February 2025 (the “Richmond Hill Initial Assessment”). Therefore, our mineral properties have not generated revenues. The business of exploring for minerals involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines (see Risk Factors in the Company’s 10-K for the year ended December 31, 2024). Major expenditures are required to establish ore reserves, to develop metallurgical processes, to acquire construction and operating permits, and to construct mining and processing facilities. The amounts shown as mineral rights and properties represent acquisition and holding costs and do not necessarily represent present or future recoverable values. The recoverability of the amounts shown for mineral rights and properties is dependent upon the Company obtaining the necessary financing to complete the necessary exploration of the properties, the discovery of economically recoverable reserves, development of the properties and future profitable operations or through sale of the assets.

These Condensed Consolidated Interim Financial Statements for the three months ended March 31, 2025 and 2024 (the "financial statements") have been prepared on the assumption that the Company and our subsidiaries will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of March 31, 2025, the Company had not advanced our properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes our cash balance of approximately $46.6 million as of March 31, 2025, the Company's working capital of approximately $45.5 million and the ability to scale down our exploration program, if needed, alleviate doubt as to the Company's ability to continue as a going concern for twelve months beyond the date of these financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

NOTE 2 - Summary of Accounting Policies

Basis of Presentation

These financial statements of the Company have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules of the U.S. Securities and Exchange Commission ("SEC") for interim financial statements, and should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K, as filed with the SEC on March 20, 2025.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year ended December 31, 2024, as reported in the Company's Annual Report on Form 10-K, have been omitted. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements of the Company and in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.

Basis of Consolidation

These financial statements for the three months ended March 31, 2025 and 2024 include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada). All intercompany accounts and transactions between us and our subsidiaries have been eliminated upon consolidation.

NOTE 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch Properties. In addition, on October 14, 2021, Dakota Gold entered into an option agreement (the “Richmond Hill Option Agreement”) to acquire 100% of Barrick’s interest in the Richmond Hill Property.  The Company will have 100% ownership in the Barrick Option and the Richmond Hill Properties upon exercise of their underlying options. All these properties are in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, which we refer to as the “Black Hills Property.”

On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill Option Agreement and the Homestake option agreements until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, on each of March 1, 2026, March 1, 2027, and March 1, 2028.

As of March 31, 2025 and December 31, 2024, the carrying value of the Company's mineral properties totaled approximately $82.7 million. As of March 31, 2025, we are in the exploration stage and have not commenced amortization of our properties.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

NOTE 4 - Property and Equipment

As of March 31, 2025 and December 31, 2024, the Company's property and equipment consists of the following:

	Estimated Useful Life	March 31, 2025	December 31, 2024
	Years	$	$
Land		418,884	418,884
Building	39	1,423,810	1,423,810
Furniture and equipment	3 to 5	961,683	961,655
Right-of-use ("ROU") assets	2 to 5	296,737	326,946
		3,101,114	3,131,295
Less: accumulated depreciation		(931,803)	(883,573)
Property and equipment, net		2,169,311	2,247,722

Depreciation expense for the three months ended March 31, 2025 and 2024 is included in general and administrative expenses. ROU assets are amortized on a straight-line basis for the remaining lives of their respective lease terms.

At March 31, 2025, the Company has three agreements for office and building space in Rapid City, South Dakota and Vancouver, British Columbia, Canada, all of which have been determined to be operating leases. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company applied a discount rate of 11.66% based on the Company's estimated incremental borrowing rate. During the three months ended March 31, 2025 and 2024, the Company recognized rent expense, which is included in general and administrative and exploration expenses, on the condensed consolidated interim statements of operations. The weighted average remaining lease term for operating leases as of March 31, 2025 was 1.9 years. At March 31, 2025 and December 31, 2024, the remaining undiscounted lease payments under these lease agreements totaled approximately $0.4 million.

NOTE 5 - Accounts Payable and Accrued Liabilities

As of March 31, 2025 and December 31, 2024, the Company's accounts payable and accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
	$	$
Trade payables	761,858	1,721,119
Accrued liabilities	680,486	675,589
Accrued wages	221,080	220,168
	1,663,424	2,616,876

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

NOTE 6 - Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the income tax expense (benefit) reported in these financial statements for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Income tax (benefit) computed at federal statutory rates	$(785,298)	$(1,800,441)
Change in valuation allowance	846,210	1,754,342
Non-deductible stock-based compensation	(58,763)	29,197
Other	3,878	517
Total income tax expense (benefit)	$6,027	$(16,385)

The effective tax rate for the three months ended March 31, 2025 was 0.16%. The effective tax rate for the three months ended March 31, 2025 and 2024 was less than the expected statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred.

NOTE 7 - Stockholders' Equity

Common Stock

As of March 31, 2025, a total of 516,190 units relating to the 2022 Stock Incentive Plan remained available for future grants.

On March 25, 2025, the Company announced a public offering (the "Offering") through which we raised gross proceeds of approximately $35.1 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share. As of March 31, 2025, the Company has incurred a total of approximately $2.4 million of share issuance costs pursuant to the Offering and recorded the share issuance costs as a reduction to proceeds in additional paid-in capital.

On October 21, 2022, we entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish the ATM Program. On December 10, 2024, Dakota Gold entered into an Amended and Restated Equity Distribution Agreement with the Sales Agents. Under the terms of the Amended and Restated Equity Distribution Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50 million from time to time through any of the Sales Agents, acting as agent. During the three months ended March 31, 2025, we utilized the ATM to raise net proceeds of approximately $7.3 million by issuing 2,548,713 shares of common stock.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

NOTE 7 - Stockholders' Equity (continued)

Stock-based Compensation

The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	$	$
RSUs	388,494	378,935
PSUs	107,899	128,754
Stock options	106,846	165,160
Allocated to general and administrative expense	603,239	672,849

RSUs	80,930	70,230
PSUs	28,722	33,952
Stock options	24,393	30,492
Allocated to exploration expense	134,045	134,674
Total stock-based compensation expense	737,284	807,523

The Company granted the following stock-based compensation awards as follows:

	Three Months Ended March 31,
	2025			2024
	Number	Weighted average fair value $	Number	Weighted average fair value $
RSUs	629,532	3.03	913,668	2.12
PSUs	107,259	3.61	442,217	2.45
Stock options	108,634	1.50	445,966	1.05
Total equity awards granted	845,425		1,801,851

As of March 31, 2025, unrecognized compensation expense and weighted-average vesting period for each of the Company's stock-based compensation awards were as follows:

	Unrecognized Compensation Expense	Weighted- average Vesting Period
	$	(Years)
RSUs	2,723,584	1.75
PSUs	859,836	1.51
Stock options	403,361	1.55

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

NOTE 7 - Stockholders' Equity (continued)

Warrants

The Company had warrants of 6,822,945 and 7,602,993 outstanding as of March 31, 2025 and December 31, 2024, respectively. Warrant exercises for the three-month periods ended March 31, 2025 and 2024 were 780,048 and nil, respectively. As of March 31, 2025, all 6,822,945 warrants had a remaining life of 0.96 years, an exercise price of $2.08 and will expire on March 15, 2026.

NOTE 8 - Commitments and Contingencies

The Company may become party to various legal actions that arise in the ordinary course of our business. The Company is subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these potential lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If such matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company’s consolidated financial position, results of operations, or liquidity. The Company does not, however, anticipate such an outcome and we believe the ultimate resolution of any such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 9 - Segment Information

We have organized our operations into one operating segment, which conducts exploration and evaluation of mineral properties and thus has identified one reportable segment: Exploration and Evaluation. In determining the reportable segment, management evaluated the basis of organization of the Company, including that all of the entity’s business activities are focused on acquisition, exploration, and development of mineral properties in the same geographic location and the Company manages the business activities on a consolidated basis. The Company has not yet derived any revenues, and the Company’s costs are mainly derived from the same activities on our properties. Additionally, all the mineral properties have similar discovery and permitting processes, as well as expected shared future facilities and gold exploration targets.

Dakota Gold’s chief operating decision maker (“CODM”) is our chief executive officer. Exploration and general and administrative expenses, which are reported on the income statement and reconciles to net loss therein, are the measures of loss used by the CODM to allocate resources to our exploration and evaluation activities, and the CODM monitors budget versus actual results to assess the performance of the segment. The CODM also reviews expenditures for any capital or long-lived asset acquisitions, which are included in the statement of cash flows. Total segment assets are reported on the balance sheet. Segment information is prepared on the same basis that the CODM manages our segment, evaluates financial results, and makes key operating decisions.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

NOTE 9 - Segment Information (continued)

The significant segment expenses for the Exploration and Evaluation operating segment that are regularly provided to the CODM are drilling and drilling related costs, study costs and labor. Within general and administration costs, the significant expenses are labor costs.

	Three months ended March 31,
	2025	2024
	$	$
Exploration expenses
Drilling and other directly related costs	267,279	4,685,617
Labor	1,075,516	1,173,683
Studies	342,951	525,708
Other	227,483	160,650
	1,913,229	6,545,658

General and administrative expenses
Labor	439,287	651,371
Other	1,461,581	1,596,528
	1,900,868	2,247,899
Operating expenses	3,814,097	8,793,557

NOTE 10 - Subsequent Events

Subsequent to March 31, 2025, the Company issued 10,000 and 2,569 shares of common stock pursuant to the exercise of options and net settlement of RSUs, respectively and issued 374,000 stock options to employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the Company's financial condition and results of operations together with the Company's financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
  economic uncertainty and market volatility due to potential new tariffs on imported and exported goods;
  our ability to attract and retain key management and mining personnel necessary to successfully operate and grow our business;
  volatility in the market price of our listed securities; and
  other factors set forth under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report").

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

This management's discussion and analysis ("MD&A") should be read in conjunction with the Company's financial statements and notes thereto as set forth herein and the Company's annual audited financial statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect our business, including without limitation, the disclosures made under "Risk Factors" of the Annual Report.

The Company's unaudited financial statements are stated in United States dollars and are prepared in accordance with U.S. GAAP.

As the Company is an exploration stage company as defined under S-K 1300 and has not generated revenues to date, our business is subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth.

Overview

The Company's goal is to create stockholder value through the acquisition, responsible exploration, and future development of high caliber gold properties in the Homestake District of South Dakota. Management and the technical teams cumulatively have several hundred years of international mining and exploration experience and key personnel have more than 50 combined years in the Homestake District, mostly with the Homestake Mining Company, as well as other exploration companies that have operated in the region. We believe that this experience uniquely positions the Company and will allow us to leverage our direct experience and knowledge of past exploration and mining activities in the Homestake District. Combined with the use of modern exploration and mining techniques, and new geologic understanding from experience in other mines, new research and information extracted from our new geophysical surveys, we hope to focus our programs and build upon where the historic Homestake Mining Company left off in the 1990s.

The Homestake District has historically yielded approximately 45 million ounces of gold production as of March 31, 2025 with most of it coming from within a small geographic area. The production ledges of the Homestake Mine define a cumulative surface projection area of less than three square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Outside of the mine area, the Homestake District has been underexplored and heretofore has not been the subject of modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

We have consistently pursued a strategy of expanding our portfolio of brownfield properties located exclusively within the Homestake District to build a strong land position with the goal of consolidating possible mineral potential. Property acquisitions are focused and based on past exploration, the access to proprietary data sets the Company has assembled over the years, new research and remote data acquisition (Magnetics, Gravity and Radiometric) that was recently conducted over the Homestake District that hosts the Homestake Gold Deposit.

Other than our mineral resource estimate with an effective date of February 3, 2025 contained in our Richmond Hill Initial Assessment, none of our other properties are sufficiently drilled to prepare an estimate of mineral resources under S-K 1300. The Company believes the Homestake District is in a safe, low-cost jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have consistently demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Drill Programs and Results

Permitting and site preparations were completed for the Company's first drilling program in the Maitland Project and drilling commenced in early 2022. We expanded our drilling operations to the Richmond Hill Project and have varied between zero to four drill rigs operating at any point in time. Dakota Gold has completed permit applications and environmental field work and currently has thirteen active permits in place with two further permits budgeted in the remainder of 2025. Of the thirteen existing permits, five are on the Maitland Project, six are on the Richmond Hill Project, one is on the City Creek Project and one is on the Cambrian Unconformity Project. Permitting for other targets may be advanced for drilling as exploration activities continue throughout the year.

In total, Dakota Gold has completed over 250 holes for over 400,000 feet (125,000 meters) since drilling started in 2022. The Company completed 25 holes for 70,181 feet (21,391 meters) of core drilling on three projects in 2022. The areas drilled in 2022 were the Maitland Project (39,231 feet; 11,958 meters), the Richmond Hill Project (24,865 feet; 7,579 meters), and the Cambrian Unconformity Project (6,084 feet; 1,854 meters). The Company then completed 89 holes for 180,727 feet (55,086 meters) of core on two projects in 2023; the areas drilled were the Maitland Project (88,626 feet; 27,013 meters) and the Richmond Hill Project (92,101 feet; 24,184 meters). The Company completed 117 holes for 146,691 feet (44,711 meters) of core on two projects during 2024; the areas drilled were the Maitland Project (102,755 feet; 31,320 meters) and the Richmond Hill Project (43,936 feet; 13,392 meters). The Company began drilling again at Richmond Hill on April 1, 2025.

Significant Developments

On January 12, 2024, the Company closed an agreement to purchase various databases, mining permits and real properties in Lawrence County, South Dakota from VMC, LLC (“VMC”) for total consideration of $3.3 million, as well as a contingent payment of $2.1 million upon the first of either of the following triggering events: (i) the first commercial gold production or (ii) a change of control, if the Company still owns the real property.

On March 20, 2024, the Company announced a 2,000-foot extension of the Unionville Zone to the North with results from hole MA23C-023.

On April 30, 2024, the Company announced the maiden S-K 1300 Initial Assessment for the Richmond Hill Project, which was filed as an exhibit to the Company's Current Report on Form 8-K on April 30, 2024.

On June 26, 2024, the Company announced the 2024 Orion Equity Investment.

On October 30, 2024, the Company announced a leadership transition with Robert Quartermain appointed President and Chief Executive Officer as well as Co-Chairman of the Board of Directors of Dakota Gold.

On December 3, 2024, the Company announced that step-out drilling north of the JB Gold Zone has nearly doubled the known strike-length of the Homestake iron-formation hosted gold mineralization (49 intercepts from 73 holes at an average grade of 10.11 grams per tonne gold (g/t Au) over an average thickness of 3.8 meters) at the Maitland Project.

On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill option and the Homestake option agreements until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, on each of March 1, 2026, March 1, 2027, and March 1, 2028.

On February 6, 2025, the Company announced the updated Richmond Hill Initial Assessment, which was filed as an exhibit to the Company's Current Report on Form 8-K on February 6, 2025. This report does not include the results for the drilling program at the Unionville Zone or JB Zone on the Maitland Project.

On March 25, 2025, the Company announced the successful closing of the Offering, whereby we raised net proceeds of approximately $32.7 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share.

Planned Activities

The Company's initial activities in fiscal 2025 will be to complete an S-K 1300 Initial Resource with Cash Flow analysis on the heap leachable portion of the Richmond Hill updated resource estimate announced February 6, 2025. The Company has also begun drilling within the potential heap leachable resource boundaries for resource infill and conversion, infrastructure condemnation, detailed geometallurgical characterization, process recovery estimation, and geotechnical characterization for pit walls and infrastructure siting. In addition, the Company has contracted various consultant groups to update historical baseline information to be compliant with current permitting standards. This includes drilling new water monitoring wells throughout the property and generating a more detailed and updated geometallurgical and geohydrologic model for the Richmond Hill Project area. This work will be incorporated into a future Feasibility Study, targeted for completion in 2027, which will be used to fast-track future mine permitting processes.

At the Maitland project, additional geological modeling will be completed for the JB and Unionville zones. The geological modelling will allow the Company to understand whether the existing drill density is sufficient for a S-K 1300 compliant resource or the amount of additional drilling that would be required for a compliant resource. Drilling at Maitland may be conducted later in the year depending on the outcome of these preliminary technical analyses and management's ongoing analysis of best use of proceeds.

We continue to utilize our proprietary geophysical data sets to evaluate both regional and project specific targets and continue to locate and compile historic data sets useful to the Company's exploration programs.

Additional land acquisition will be pursued on an opportunistic basis to enhance the Company's ongoing exploration efforts.

The Company's projects are all in the exploration stage and do not generate revenues. Other than the mineral resource estimate for the Richmond Hill Project contained in the Richmond Hill Initial Assessment, we have not established that any of our other properties or projects contain mineral resources or mineral reserves, as defined under S-K 1300. Expenditure projections are subject to numerous contingencies and risk factors beyond the Company's control, including exploration and development risks, competition from well-funded competitors, and the Company's ability to manage growth and assessments of ongoing exploration activities and results. The Company cannot offer assurance that our budgeted expenses will fall within our projections.

Liquidity and Capital Resources

The Company is in the exploration stage and currently does not generate revenue. As such, we finance our operations and the acquisition and exploration of our mineral properties through the issuance of common stock, and the Company could be materially adversely affected if we are unable to raise capital because of market or other factors.

As of March 31, 2025, the Company had working capital of approximately $45.5 million and an accumulated deficit of approximately $80.3 million. The Company had a net loss of approximately $3.7 million for the three months ended March 31, 2025.

On March 25, 2025, the Company announced the Offering, whereby we raised net proceeds of approximately $32.7 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share.

During the twelve months ending December 31, 2025, the Company anticipates cash expenditures of approximately $25.0 million, including approximately $3.9 million that has already been incurred through March 31, 2025.

Based on the Company’s cash balance at March 31, 2025 of approximately $46.6 million and the ability to scale down our exploration program, if needed, we believe that we will have sufficient funds to fund our activities for the next twelve months. The actual timing of expected expenditures and fundraising is dependent upon several factors, including the management of variable exploration expenditures.

Results of Operations

Comparison of Three months ended March 31, 2025 and 2024

The Company had losses from operations for the three months ended March 31, 2025 and 2024 totaling approximately $3.8 million and $8.8 million, respectively, and losses before income tax of approximately $3.7 million and $8.6 million, respectively, leading to net losses of approximately $3.7 million and $8.6 million, respectively.

Exploration Expenses

During the three months ended March 31, 2025 and 2024, exploration expenses totaled approximately $1.9 million and $6.5 million, respectively. The period-over-period decrease primarily related to (i) the reduced level of activity associated with drilling, which resulted in a decrease of approximately $3.7 million compared to same period in 2024. In addition, payroll, assay costs, construction costs and equipment also decreased by approximately $1.0 million because of the lower level of drilling. Included in exploration costs were non-cash exploration-related stock-based compensation expenses of approximately $0.1 million for each of the three months ended March 31, 2025 and 2024.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2025 and 2024, were approximately $1.9 million and $2.2 million, respectively, a decrease of approximately $0.3 million. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The period-over-period decrease is primarily related to decreases in legal and other professional fees during the two quarters.

Other Income and Expense

We earned interest income from bank accounts of approximately $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Cash Flows Used in Operating Activities

Cash used in operations for the three months ended March 31, 2025 was approximately $3.9 million compared to approximately $10.2 million in the prior year. The Company was not drilling in the first quarter of 2025, the primary driver of higher operating expenses, as the Company was focused on the Richmond Hill Initial Assessment.

Cash Flows Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 was $nil compared to approximately $0.2 million in the prior year comparable period, when there were purchases of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, cash from financing activities totaled approximately $41.1 million, as the Company issued 2,548,713 shares of common stock under the ATM Program for net proceeds of approximately $7.3 million, 12,400,000 shares of common stock for net proceeds of approximately $32.7 million pursuant to the Offering and 780,048 shares of common stock for the exercise of warrants for proceeds of approximately $1.6 million.

Critical Accounting Estimates

This MD&A of the Company's financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company's consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company's consolidated financial statements; valuation of options granted to directors and officers using Black-Scholes and Monte Carlo models. The Company's accounting policies are described in greater detail in Note 2 to the Company's audited annual consolidated financial statements for the year ended December 31, 2024. There have been no material changes to the Company's critical accounting policies and estimates as compared to the Company's critical accounting policies and estimates described in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective as of March 31, 2025.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended March 31, 2025, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: May 8, 2025

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: May 8, 2025