Form 10-Q
period 2025-06-30
Dakota Gold Corp.
filed 2025-08-13
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
Yes [ ] No [X]

As of August 13, 2025, there were 112,343,862 shares of common stock outstanding.

DAKOTA GOLD CORP.

June 30, 2025

(UNAUDITED)

DAKOTA GOLD CORP. Condensed Consolidated Interim Balance Sheets
	Note	June 30, 2025 (unaudited)	December 31, 2024
		$	$
ASSETS

Current assets
Cash and cash equivalents	1	41,971,015	9,408,270
Prepaid expenses and other current assets		593,050	523,894
Total current assets		42,564,065	9,932,164

Non-current assets
Mineral rights and properties	3	82,733,264	82,713,264
Property and equipment, net	4	2,100,389	2,247,722
Other assets		428,194	460,380
Total assets		127,825,912	95,353,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	5	2,743,631	2,616,876
Lease liabilities - current		138,820	129,419
Total current liabilities		2,882,451	2,746,295

Non-current liabilities
Royalty liability		257,758	257,758
Lease liabilities		135,744	197,527
Total liabilities		3,275,953	3,201,580

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $0.001; 300,000,000 authorized, 112,260,500 and 95,570,483 shares outstanding, respectively	7	112,258	95,570
Additional paid-in capital		211,198,564	168,605,692
Accumulated deficit		(86,760,863)	(76,549,312)
Total stockholders' equity		124,549,959	92,151,950
Total liabilities and stockholders' equity		127,825,912	95,353,530

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2025	2024	2025	2024
		$	$	$	$
Operating expenses
Exploration expenses	10	5,018,606	6,428,694	6,931,835	12,974,352
General and administrative expenses	10	1,855,220	2,796,466	3,756,088	5,044,365
Loss from operations		(6,873,826)	(9,225,160)	(10,687,923)	(18,018,717)

Other income (expenses)
Foreign exchange loss		(521)	(14,600)	(9,018)	(18,612)
Interest expense		-	(45,669)	-	(83,109)
Interest income		414,797	120,965	497,875	345,008
Total other income		414,276	60,696	488,857	243,287

Loss before income taxes		(6,459,550)	(9,164,464)	(10,199,066)	(17,775,430)
Income tax benefit (expense), net	6	(6,458)	11,654	(12,485)	28,039
Net loss and comprehensive loss		(6,466,008)	(9,152,810)	(10,211,551)	(17,747,391)

Basic and diluted loss per share	8	(0.06)	(0.10)	(0.10)	(0.20)

Weighted average number of basic and diluted shares of common stock outstanding		112,038,980	87,891,166	104,843,650	87,647,045

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	$	$
Operating activities
Net loss	(10,211,551)	(17,747,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	95,171	134,093
Stock-based compensation expense	1,364,633	1,781,095
Interest expense	-	83,109
Deferred income tax benefit	-	(42,666)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(69,156)	(20,716)
Accounts payable and accrued liabilities	235,387	60,542
Other assets	-	(103,100)
Net cash used in operating activities	(8,585,516)	(15,855,034)

Investing activities
Purchases of property and equipment	-	(143,724)
Purchases of mineral rights and properties	(20,000)	(251,474)
Net cash used in investing activities	(20,000)	(395,198)

Financing activities
Proceeds from sale of common stock on at-the market ("ATM") program, net of issuance costs	7,316,230	6,739,788
Proceeds from common stock offering, net of issuance costs	32,684,881	-
Proceeds from exercise of options	96,000	38,400
Proceeds from exercise of warrants	1,856,608	-
Payments of income taxes on performance stock units ("PSUs"), restricted stock units ("RSUs") and shares issued for compensation	(785,458)	-
Net cash provided by financing activities	41,168,261	6,778,188
Net change in cash and cash equivalents	32,562,745	(9,472,044)
Cash and cash equivalents, beginning of period	9,408,270	25,548,373
Cash and cash equivalents, end of period	41,971,015	16,076,329

Non-cash investing and financing activities
Amortization of deferred ATM offering costs offset against additional paid-in capital	(37,293)	(115,474)
Common stock issued for accrued bonuses	113,958	-
Common stock issued for purchase of mineral rights and properties	-	1,351,747

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, December 31, 2024	95,570,483	$95,570	$168,605,692	$(76,549,312)	$92,151,950
Proceeds from sale of common stock through ATM program, net of issuance costs	2,548,713	2,549	7,276,388	-	7,278,937
Common stock offering, net of issuance costs	12,400,000	12,400	32,672,481	-	32,684,881
Common stock issued for RSUs and PSUs	529,989	530	(530)	-	-
Common stock issued for accrued bonuses	37,610	37	113,922	-	113,959
Common stock issued for exercise of options	10,000	10	19,190	-	19,200
Common stock issued for exercise of warrants	780,048	780	1,621,720	-	1,622,500
Payment of income taxes remitted on PSUs, RSUs and shares	-	-	(507,594)	-	(507,594)
Stock-based compensation expense	-	-	737,284	-	737,284
Net loss	-	-	-	(3,745,543)	(3,745,543)
Balance, March 31, 2025	111,876,843	111,876	210,538,553	(80,294,855)	130,355,574
Common stock issued for RSUs and PSUs	231,104	231	(231)	-	-
Common stock issued for exercise of options	40,000	40	76,760	-	76,800
Common stock issued for exercise of warrants	112,553	111	233,997	-	234,108
Payment of income taxes remitted on PSUs, RSUs and shares	-	-	(277,864)	-	(277,864)
Stock-based compensation expense	-	-	627,349	-	627,349
Net loss	-	-	-	(6,466,008)	(6,466,008)
Balance, June 30, 2025	112,260,500	112,258	211,198,564	(86,760,863)	124,549,959

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, December 31, 2023	86,740,272	$86,740	$146,114,487	$(42,664,776)	$103,536,451
ATM issuance costs	-	-	(39,657)	-	(39,657)
Common stock issued for purchase of mineral rights and properties	640,638	641	1,351,106	-	1,351,747
Common stock issued for RSUs and PSUs	323,032	323	(323)	-	-
Stock-based compensation expense	-	-	807,523	-	807,523
Net loss	-	-	-	(8,594,581)	(8,594,581)
Balance, March 31, 2024	87,703,942	87,704	148,233,136	(51,259,357)	97,061,483
Common stock issued for ATM program, net of issuance costs	3,024,751	3,025	6,829,263	-	6,832,288
Amortization of ATM issuance costs	-	-	(75,917)	-	(75,917)
Common stock issued for purchase of mineral rights and properties	122,271	122	(122)	-	-
Common stock issued for RSUs and PSUs	20,000	20	38,380	-	38,400
Stock-based compensation expense	-	-	973,572	-	973,572
Net loss	-	-	-	(9,152,810)	(9,152,810)
Balance, June 30, 2024	90,870,964	90,871	155,998,312	(60,412,167)	95,677,016

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Notes to the Condensed Consolidated Interim Financial Statements For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

NOTE 1 - Organization and Nature of Business

Organization

Dakota Gold Corp., ("we," "us", "our," "the Company," "Dakota Gold" or "DGC") was incorporated as JR Resources Corp. ("JR") on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). We focus our business efforts on the acquisition, exploration, and development of mineral properties in the United States of America ("U.S."). On May 22, 2020, we completed the domestication process and changed our registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation ("Dakota Territory" or "DTRC"). On May 14, 2024, following the receipt of approval by our stockholders, we changed our state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration in the United States.

Liquidity

The Company's mineral properties are at the exploration stage and are without declared mineral reserves or mineral resources, except for the mineral resource estimate contained in the Company's S-K 1300 Initial Assessment and Technical Report Summary for the Richmond Hill Project, which was prepared in accordance with Subpart 1300 of Regulation S-K, promulgated by the Securities and Exchange Commission ("S-K 1300"), and which was completed in February 2025 and updated and revised with economic analysis in July 2025 (the "Richmond Hill Initial Assessment"). Therefore, our mineral properties have not generated revenues. The business of mineral exploration involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines (see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024). Major expenditures are required to establish ore reserves, to develop metallurgical processes, to acquire construction and operating permits, and to construct mining and processing facilities. The amounts shown as mineral rights and properties represent acquisition and holding costs and do not necessarily represent present or future recoverable values. The recoverability of the amounts shown for mineral rights and properties is dependent upon the Company obtaining the necessary financing to complete the necessary exploration of the properties, the discovery of economically recoverable reserves, development of the properties and future profitable operations or through sale of the assets.

These Condensed Consolidated Interim Financial Statements for the three and six months ended June 30, 2025 and 2024 (the "financial statements") have been prepared on the assumption that the Company and our subsidiaries will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of June 30, 2025, the Company had not advanced our properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes our cash balance of approximately $42.0 million as of June 30, 2025, the Company's working capital of approximately $39.7 million and the ability to scale down our exploration program, if needed, alleviate doubt as to the Company's ability to continue as a going concern for twelve months beyond the date of these financial statements.

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

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

NOTE 2 - Summary of Accounting Policies (continued)

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

Basis of Consolidation

These financial statements for the three and six months ended June 30, 2025 and 2024 include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada). All intercompany accounts and transactions between us and our subsidiaries have been eliminated upon consolidation.

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring entities to disclose more detailed information about income tax expense (benefit), significant components of income tax expense (benefit), and separate disclosure of income tax expense (benefit) for domestic and foreign jurisdictions and by major jurisdictions. The Company adopted ASU 2023-09 as of January 1, 2025, and the corresponding impacts will be reflected in the annual disclosures connected to income taxes.

The Company has implemented all new accounting pronouncements in effect which may impact its financial statements and does not believe there are any other new pronouncements issued that have a material impact on its financial position or results of operations.

Subsequent Events

The Company evaluated events after June 30, 2025 and through the date the financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

NOTE 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of the interests in the Blind Gold, City Creek, Cambrian Unconformity, Tinton, West Corridor, Ragged Top, Poorman Anticline, Maitland, and South Lead / Whistler Gulch Properties. In addition, on October 14, 2021, Dakota Gold entered into an option agreement (the "Richmond Hill Option Agreement") to acquire 100% of Barrick's interest in the Richmond Hill Property. On September 7, 2021, the Company entered into an option agreement to acquire surface rights and certain facilities in the Homestake District (the "Barrick Option"), also with Barrick.  Under the terms of the agreement, the Company has the option to acquire 4,261 acres of surface rights with attendant facilities and data held by Barrick. The Company will have 100% ownership in the Barrick Option and the Richmond Hill Properties upon exercise of the underlying options. All these properties are in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, which we refer to as the "Black Hills Property."

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

NOTE 3 - Mineral Rights and Properties (continued)

On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill Option Agreement and the Barrick Option until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, on each of March 1, 2026, March 1, 2027, and March 1, 2028.

As of June 30, 2025 and December 31, 2024, the carrying value of the Company's mineral properties totaled approximately $82.7 million. As of June 30, 2025, we are in the exploration stage and have not commenced amortization of our properties.

NOTE 4 - Property and Equipment

As of June 30, 2025 and December 31, 2024, the Company's property and equipment consists of the following:

	Estimated Useful Life	June 30, 2025	December 31, 2024
	Years	$	$
Land		418,884	418,884
Building	39	1,423,810	1,423,810
Furniture and equipment	3 to 5	961,875	961,655
Right-of-use ("ROU") assets	2 to 5	274,564	326,946
		3,079,133	3,131,295
Less: accumulated depreciation		(978,744)	(883,573)
Property and equipment, net		2,100,389	2,247,722

Depreciation expense for the three and six months ended June 30, 2025 and 2024 is included in exploration expenses and general and administrative expenses. ROU assets are amortized on a straight-line basis for the remaining lives of their respective lease terms.

At June 30, 2025, the Company has three agreements for office and building space in Rapid City, South Dakota and Vancouver, British Columbia, Canada, all of which have been determined to be operating leases. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company applied a discount rate of 11.66% based on the Company's estimated incremental borrowing rate. During the three and six months ended June 30, 2025, the Company recognized rent expense of $0.04 million and $0.09 million, respectively, which is included in general and administrative and exploration expenses, on the condensed consolidated interim statements of operations. The weighted average remaining lease term for operating leases as of June 30, 2025 was 1.6 years. At June 30, 2025 and December 31, 2024, the remaining undiscounted lease payments under these lease agreements totaled approximately $0.34 million and $0.40 million, respectively.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

NOTE 5 - Accounts Payable and Accrued Liabilities

As of June 30, 2025 and December 31, 2024, the Company's accounts payable and accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
	$	$
Trade payables	1,799,295	1,721,119
Accrued liabilities	907,202	675,589
Other payables	37,134	220,168
	2,743,631	2,616,876

NOTE 6 - Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the income tax expense (benefit) reported in these financial statements for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	$	$	$	$
Income tax benefit computed at federal statutory rates	(1,387,243)	(1,932,400)	(2,172,541)	(3,732,840)
Change in valuation allowance	1,361,984	1,891,670	2,208,194	3,646,013
Non-deductible stock-based compensation	-	17,822	(58,763)	47,019
Other	31,717	11,254	35,595	11,769
Total income tax expense (benefit)	6,458	(11,654)	12,485	(28,039)

The effective tax rates for the three and six months ended June 30, 2025 were 0.10% and 0.12%, respectively. The effective tax rates for the three and six months ended June 30, 2025 and 2024 were less than the statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred.

NOTE 7 - Stockholders' Equity

Common Stock

On May 13, 2025, the stockholders of the Company voted to increase the number of shares of common stock reserved for issuance pursuant to awards under the Company's 2022 Stock Incentive Plan from 6,250,000 to 10,750,000. As of June 30, 2025, a total of 4,671,614 shares of common stock remain available for future grants under the 2022 Stock Incentive Plan.

On March 25, 2025, the Company announced a public offering (the "Offering") through which the Company raised gross proceeds of approximately $35.1 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share. The Company incurred a total of approximately $2.4 million of share issuance costs pursuant to the Offering and recorded the share issuance costs as a reduction to proceeds in additional paid-in capital.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

NOTE 7 - Stockholders' Equity (continued)

On October 21, 2022, we entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish the ATM Program. On December 10, 2024, Dakota Gold entered into an Amended and Restated Equity Distribution Agreement with the Sales Agents. Under the terms of the Amended and Restated Equity Distribution Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50 million from time to time through any of the Sales Agents. During the six months ended June 30, 2025 and 2024, the Company utilized the ATM to raise net proceeds of approximately $7.3 million and $6.7 million, respectively, by issuing 2,548,713 and 3,024,751 shares of common stock, respectively, incurring issuance costs of $0.1 million and $0.4 million, respectively.

Subsequent to June 30, 2025, the Company issued 72,287 shares upon the exercise of warrants, which had an exercise price of $2.08, and 11,075 shares for the settlement of RSUs at a market price of $4.02.

Stock-based Compensation

The Company recognized stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	$	$	$	$
RSUs	295,448	420,440	683,941	799,375
PSUs	33,544	230,057	141,443	358,810
Stock options	(72,212)	152,245	34,634	317,405
Allocated to general and administrative expense	256,780	802,742	860,018	1,475,590

RSUs	222,883	81,867	303,813	152,097
PSUs	82,653	58,720	111,375	92,673
Stock options	65,033	30,243	89,427	60,735
Allocated to exploration expense	370,569	170,830	504,615	305,505
Total stock-based compensation expense	627,349	973,572	1,364,633	1,781,095

The Company granted the following stock-based compensation awards as follows:

	Six Months Ended June 30,
	2025		2024
	Number	Weighted average fair value $	Number	Weighted average fair value $
RSUs	879,532	3.04	913,668	2.12
PSUs	107,259	3.61	442,217	2.45
Stock options	1,182,634	1.45	445,966	1.05
Total equity awards granted	2,169,425		1,801,851

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

NOTE 7 - Stockholders' Equity (continued)

As of June 30, 2025, unrecognized compensation expense and weighted-average vesting period for each of the Company's stock-based compensation awards were as follows:

	Unrecognized Compensation Expense	Weighted- average Vesting Period
	$	Years
RSUs	2,652,915	1.68
PSUs	517,172	1.34
Stock options	1,680,963	1.89

Warrants

At June 30, 2025 and December 31, 2024, the Company had 6,710,392 and 7,602,993 warrants outstanding, respectively. During the six-month period ended June 30, 2025, a total of 892,601 warrants were exercised. No warrants were exercised during the same period in 2024. As of June 30, 2025, all 6,710,392 outstanding warrants had a remaining life of 0.71 years, an exercise price of $2.08 and will expire on March 15, 2026.

NOTE 8 - Net Loss per Share

Basic loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed similarly except that weighted average common shares are increased to reflect all dilutive instruments, including employee and director stock awards and warrants. Dilutive securities are excluded from the calculation of diluted weighted average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss from operations.

The following shares were potentially dilutive during the periods presented and include shares from warrants and stock options with average price of common stock exceeding exercise price. However, these shares were excluded from the diluted loss per share calculation, because the Company incurred net losses and the effect would be anti-dilutive for all periods presented.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Warrants	6,710,392	7,603,093	6,710,392	7,603,093
Stock options	2,975,636	1,082,216	1,595,555	1,082,216
RSUs	1,505,054	1,535,660	1,505,054	1,535,660
PSUs	345,462	699,289	345,462	699,289
	11,536,544	10,920,258	10,156,463	10,920,258

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

NOTE 9 - Commitments and Contingencies

The Company may become party to various legal actions that arise in the ordinary course of our business. The Company is subject to audit by tax and other authorities for varying periods in various federal, state and local jurisdictions, and disputes may arise during the course of these audits. It is impossible to determine the ultimate liabilities that the Company may incur resulting from any of these potential lawsuits, claims, proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If such matters were to ultimately be resolved unfavorably, it is possible that such an outcome could have a material adverse effect upon the Company's consolidated financial position, results of operations, or liquidity. The Company does not, however, anticipate such an outcome and we believe the ultimate resolution of any such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

NOTE 10 - Segment Information

We have organized our operations into one operating segment, which conducts exploration and evaluation of mineral properties and thus has identified one reportable segment: Exploration and Evaluation. In determining the reportable segment, management evaluated the basis of organization of the Company, including that all of the entity's business activities are focused on acquisition, exploration, and development of mineral properties in the same geographic location and the Company manages the business activities on a consolidated basis. The Company has not yet derived any revenues, and the Company's costs are mainly derived from the same activities on our properties. Additionally, all the mineral properties have similar discovery and permitting processes, as well as expected shared future facilities and gold exploration targets.

Dakota Gold's chief operating decision maker ("CODM") is our chief executive officer. Exploration and general and administrative expenses, which are reported on the income statement and reconciles to net loss therein, are the measures of loss used by the CODM to allocate resources to our exploration and evaluation activities, and the CODM monitors budget versus actual results to assess the performance of the segment. The CODM also reviews expenditures for any capital or long-lived asset acquisitions, which are included in the statement of cash flows. Total segment assets are reported on the balance sheet. Segment information is prepared on the same basis that the CODM manages our segment, evaluates financial results, and makes key operating decisions.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

NOTE 10 - Segment Information (continued)

The significant segment expenses for the Exploration and Evaluation operating segment that are regularly provided to the CODM are drilling and drilling related costs, study costs and labor. Within general and administration costs, the significant expenses are labor costs.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	$	$	$	$
Exploration expenses
Drilling and other directly related costs	3,057,646	4,867,403	3,324,925	9,553,020
Labor	878,096	1,145,667	1,953,612	2,319,350
Studies	455,627	177,921	798,578	703,629
Other	627,237	237,703	854,720	398,353
	5,018,606	6,428,694	6,931,835	12,974,352

General and administrative expenses
Labor	816,518	778,849	1,255,805	1,430,220
Other	1,038,702	2,017,617	2,500,283	3,614,145
	1,855,220	2,796,466	3,756,088	5,044,365
Operating expenses	6,873,826	9,225,160	10,687,923	18,018,717

NOTE 11 - Subsequent event

Subsequent to June 30, 2025, the Company’s Amended and Restated Equity Distribution Agreement expired upon filing of an updated S-3 registration statement on July 24, 2025 with an effective date of August 8, 2025.

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

The Homestake District has historically yielded approximately 45 million ounces of gold production as of June 30, 2025 with most of it coming from within a small geographic area. The production ledges of the Homestake Mine define a cumulative surface projection area of less than three square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Outside of the mine area, the Homestake District has been underexplored and heretofore has not been the subject of modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

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

Drill Programs and Results

Permitting and site preparations were completed for the Company's first drilling program in the Maitland Project and drilling commenced in early 2022. We expanded our drilling operations to the Richmond Hill Project and have had up to four drill rigs operating at any point in time. Dakota Gold has completed permit applications and environmental field work and currently has thirteen active permits in place with one additional permit being processed and another permit for Richmond Hill potentially budgeted later in 2025. Of the thirteen existing permits and the one in process, five are for the Maitland Project, seven are for the Richmond Hill Project, one is for the City Creek Project and one is for the Cambrian Unconformity Project. Permitting for other exploration targets is not anticipated through the remainder of 2025.

In total, Dakota Gold has completed 315 holes for over 433,000 feet (132,000 meters) since drilling started in 2022. The Company completed 25 holes for 70,181 feet (21,391 meters) of core drilling on three projects in 2022. The areas drilled in 2022 were the Maitland Project (39,231 feet; 11,958 meters), the Richmond Hill Project (24,865 feet; 7,579 meters), and the Cambrian Unconformity Project (6,084 feet; 1,854 meters). The Company then completed 89 holes for 180,727 feet (55,086 meters) of core on two projects in 2023; the areas drilled were the Maitland Project (88,626 feet; 27,013 meters) and the Richmond Hill Project (92,101 feet; 24,184 meters). The Company completed 117 holes for 146,691 feet (44,711 meters) of core on two projects during 2024; the areas drilled were the Maitland Project (102,755 feet; 31,320 meters) and the Richmond Hill Project (43,936 feet; 13,392 meters). The Company began its 2025 drilling campaign again on April 1, 2025, where the Company currently has two drills operating. As of June 30, 2025, the Company has completed 84 core holes for 35,491 feet (10,817 meters) on an infill and metallurgical testing program at Richmond Hill.

Significant Developments

On April 30, 2024, the Company announced the Richmond Hill Initial Assessment.

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

On May 19, 2025, the Company announced changes to its senior leadership team and Board of Directors. Jack Henris was appointed President and Chief Operating Officer (COO) of Dakota Gold effective June 1, 2025 upon the retirement of Gerald Aberle, the Company's prior COO. Mr. Aberle continues to serve on the Board of Directors. Todd Kenner and Kevin Puil were appointed to the Board of Directors effective May 15, 2025, and Amy Koenig resigned from the Board of Directors on May 31, 2025 and assumed the role of Senior Vice President, Chief Legal Officer and Corporate Secretary for Dakota Gold effective June 1, 2025.

On June 18, 2025, the Company announced the intersect of 1.94 grams per tonne over 60.0 meters in the 2025 Richmond Hill drill campaign.

On July 7, 2025 the Company announced an updated and revised Richmond Hill Initial Assessment with cash flow for Richmond Hill. The key parameters are presented below in Table 1. The updated and revised Richmond Hill Initial Assessment was filed by the Company with the SEC as an exhibit to its Current Report on Form 8-K dated July 7, 2025. The updated and revised Richmond Hill Initial Assessment was prepared by an independent group of Qualified Persons with M3 as the Study Manager.

Table 1: IACF base case overview and key parameters

(US$)	M&I plan	MI&I plan
Key Assumptions:
Base Case Gold Price	$2,350/oz	$2,350/oz
Base Case Silver Price	$29.00/oz	$29.00/oz
Production Profile:
Total Tonnes Processed (Mt)	168.3	273.7
Strip Ratio	0.66	0.44
Heap Leach Feed Grade (oz/ton)	0.017	0.015
Heap Leach Feed Grade (g/t)	0.566	0.530
Mine Life (years)	17	28
Throughput (MTPA)	10.0	10.0
Gold Recovery (kozs)	85.1%	85.4%
Silver Recovery (kozs)	28.7%	28.8%
LOM Gold Payable (kozs)	2,604	3,982
LOM Silver Payable (kozs)	8,737	12,905
LOM Average Annual Gold Payable	153,000	142,000
Unit Operating Costs:
Total Operating Costs	$764	$820
Total Cash Costs	$857	$912
LOM AISC (Cash Cost plus Sustaining Cost)	$1,047	$1,050
Capital Costs:
Initial Capital Cost	$384.1 M	$383.4 M
Sustaining Capital Cost	$219.6 M	$232.6 M
Closure Capital Cost	$129.2 M	$73.0 M
After-tax NPV5%	$1.6 B	$2.1 B
After-tax IRR	55%	59%

Abbreviations in the table include ounces ("oz"); measured and indicated plan ("M&I plan"); measured, indicated and inferred plan ("MI&I plan") million tonnes ("Mt"); ounces per tonne ("oz/ton"); grams per tonne ("g/t"); million tonnes per annum ("MTPA"); thousand ounces ("Kozs"); life of mine ("LOM"); all-in sustaining costs ("AISC"); net present value ("NPV"); and internal rate of return ("IRR").

On July 28, 2025, Gerald Aberle, a member of the Board of Directors of the Company, notified the Board of his intent to retire as a director of the Company, effective August 8, 2025.

Planned Activities

Following the completion of the updated and revised Richmond Hill Initial Assessment filed on July 7, 2025, the Company is now focused on advancing the Richmond Hill Project through feasibility and into production with a target completion of 2029. The Company continues to drill within the potential heap leachable resource boundaries for resource infill and conversion, infrastructure condemnation, detailed geometallurgical characterization, process recovery estimation, and geotechnical characterization for pit walls and infrastructure siting. In addition, the Company has contracted various consultant groups to update historical baseline information to be compliant with current permitting standards. This includes drilling new water monitoring wells throughout the property and generating a more detailed and updated geometallurgical and geohydrologic model for the Richmond Hill Project area. This work will be incorporated into a future feasibility study, targeted for completion in 2027, which will be used to fast-track future mine permitting processes.

At the Maitland project, additional geological modeling will be completed for the JB and Unionville zones. The geological modelling will allow the Company to understand whether the existing drill density is sufficient for a S-K 1300-compliant resource or the amount of additional drilling that would be required for a compliant resource. Drilling at Maitland may be conducted later in the year depending on the outcome of these preliminary technical analyses and management's ongoing analysis of best use of proceeds.

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

As of June 30, 2025, the Company had working capital of approximately $39.7 million and an accumulated deficit of approximately $86.8 million. The Company had a net loss of approximately $6.5 and $10.2 million for the three and six months ended June 30, 2025, respectively.

On March 25, 2025, the Company announced the Offering, whereby we raised net proceeds of approximately $32.7 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share.

During the twelve months ending December 31, 2025, the Company anticipates cash expenditures of approximately $25.0 million, including approximately $8.6 million that has already been incurred through June 30, 2025.

Based on the Company's cash balance at June 30, 2025 of approximately $42.0 million and the ability to scale down our exploration program, if needed, we believe that we will have sufficient funds to fund our activities for the next twelve months. The actual timing of expected expenditures is dependent upon several factors, including the management of variable exploration expenditures.

Results of Operations

Comparison of the Quarters ended June 30, 2025 and 2024

The Company had losses from operations for the quarters ended June 30, 2025 and 2024 totaling approximately $6.9 million and $9.2 million, respectively, and losses before income tax of approximately $6.5 million and $9.2 million, respectively, leading to net losses of approximately $6.5 million and $9.2 million, respectively.

Exploration Expenses

During the quarters ended June 30, 2025 and 2024, exploration expenses totaled approximately $5.0 million and $6.4 million, respectively. The period-over-period decrease primarily related to the reduced level of activity associated with drilling, which resulted in a decrease of approximately $1.7 million compared to same period in 2024. In addition, payroll, assay costs, construction costs and equipment decreased by approximately $0.4 million because of the lower level of drilling. These reductions were partially offset by an increase of $0.3 million of expenditures on studies and reports as well as an increase of $0.2 million in non-cash exploration-related stock-based compensation expense. Included in exploration costs were stock-based compensation expenses of approximately $0.4 and $0.2 million for the quarters ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses for the quarters ended June 30, 2025 and 2024, were approximately $1.9 million and $2.8 million, respectively, a decrease of approximately $0.9 million. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The period-over-period decrease is primarily related to a decrease of $0.3 million in expenditures on investor relations, which were higher in the prior year comparable period as the Company was closing a financing, and a decrease in non-cash stock-based compensation expense of $0.5 million.

Other Income and Expense

We earned interest income from bank accounts of approximately $0.4 million and $0.1 million for the quarters ended June 30, 2025 and 2024, respectively.

Comparison of the six months ended June 30, 2025 and 2024

The Company had losses from operations for the six months ended June 30, 2025 and 2024 totaling approximately $10.7 million and $18.0 million, respectively, and losses before income tax of approximately $10.2 million and $17.8 million, respectively, leading to net losses of approximately $10.2 million and $17.7 million, respectively.

Exploration Expenses

During the six months ended June 30, 2025 and 2024, exploration expenses totaled approximately $6.9 million and $13.0 million, respectively. The period-over-period decrease primarily related to the reduced level of activity associated with drilling, which resulted in a decrease of approximately $5.4 million compared to same period in 2024. In addition, payroll, assay costs, construction costs and equipment also decreased by approximately $1.3 million because of the lower level of drilling. Included in exploration costs were stock-based compensation expenses of approximately $0.5 and $0.3 million for the quarters ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2025 and 2024, were approximately $3.8 million and $5.0 million, respectively, a decrease of approximately $1.2 million. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The period-over-period decrease is primarily related to a decrease of $0.4 million in expenditures on investor relations, which were higher in the prior year comparable period as the Company was closing a financing, and a decrease in non-cash stock-based compensation expense of $0.4 million.

Other Income and Expense

We earned interest income from bank accounts of approximately $0.5 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

Cash Flows Used in Operating Activities

Cash used in operations for the six months ended June 30, 2025 was approximately $8.6 million compared to approximately $15.9 million in the prior year comparable period. The Company was not drilling in the first quarter of 2025, the primary driver of higher operating expenses, as the Company was focused on the Richmond Hill Initial Assessment.

Cash Flows Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 was $nil compared to $0.4 million in the prior year comparable period, when there were purchases of property and equipment.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2025, cash from financing activities totaled approximately $41.2 million, as the Company issued 2,548,713 shares of common stock under the ATM Program for net proceeds of approximately $7.3 million, 12,400,000 shares of common stock for net proceeds of approximately $32.7 million pursuant to the Offering and 892,601 shares of common stock for the exercise of warrants for proceeds of approximately $1.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective as of June 30, 2025.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six months ended June 30, 2025, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Certificate of Conversion of Dakota Gold Corp., as filed with the Secretary of State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 17, 2024).
3.3	Bylaws of Dakota Gold Corp. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on May 17, 2024).
10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 19, 2025) #
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: August 13, 2025

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: August 13, 2025