Form 10-Q
period 2025-09-30
Dakota Gold Corp.
filed 2025-11-13
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
Yes [ ] No [X]

As of November 13, 2025, there were 113,262,094 shares of common stock outstanding.

DAKOTA GOLD CORP.

September 30, 2025

(UNAUDITED)

DAKOTA GOLD CORP. Condensed Consolidated Interim Balance Sheets
	Note	September 30, 2025 (unaudited)	December 31, 2024
		$	$
ASSETS

Current assets
Cash and cash equivalents	1	33,022,053	9,408,270
Prepaid expenses and other current assets		943,304	523,894
Total current assets		33,965,357	9,932,164

Non-current assets
Mineral rights and properties	3	82,898,617	82,713,264
Property and equipment, net	4	2,166,102	2,247,722
Other assets		219,221	460,380
Total assets		119,249,297	95,353,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	5	2,794,230	2,616,876
Lease liabilities - current		132,047	129,419
Total current liabilities		2,926,277	2,746,295

Non-current liabilities
Royalty liability		257,758	257,758
Lease liabilities		104,891	197,527
Total liabilities		3,288,926	3,201,580

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, par value $0.001; 300,000,000 authorized, 112,900,113 and 95,570,483 shares outstanding, respectively	7	112,898	95,570
Additional paid-in capital		213,101,173	168,605,692
Accumulated deficit		(97,253,700)	(76,549,312)
Total stockholders' equity		115,960,371	92,151,950
Total liabilities and stockholders' equity		119,249,297	95,353,530

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2025	2024	2025	2024
		$	$	$	$
Operating expenses
Exploration expenses	10	7,688,571	7,802,543	14,620,406	20,776,895
General and administrative expenses	10	3,171,629	2,426,291	6,927,717	7,470,656
Loss from operations		(10,860,200)	(10,228,834)	(21,548,123)	(28,247,551)

Other income (expenses)
Foreign exchange gain (loss)		(11,899)	1,366	(20,917)	(17,246)
Interest expense		-	(55,663)	-	(138,772)
Interest income		397,814	174,024	895,689	519,032
Total other income		385,915	119,727	874,772	363,014

Loss before income taxes		(10,474,285)	(10,109,107)	(20,673,351)	(27,884,537)
Income tax benefit (expense)	6	(18,552)	15,985	(31,037)	44,024
Net loss and comprehensive loss		(10,492,837)	(10,093,122)	(20,704,388)	(27,840,513)

Basic and diluted loss per share	8	(0.09)	(0.11)	(0.19)	(0.31)

Weighted average number of basic and diluted shares of common stock outstanding		112,421,247	93,599,139	107,397,272	89,645,558

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	$	$
Operating activities
Net loss	(20,704,388)	(27,840,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	141,743	195,483
Stock-based compensation expense	2,373,711	2,859,650
Interest expense	-	138,772
Deferred income tax benefit	-	(63,999)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(419,410)	(100,357)
Accounts payable and accrued liabilities	246,561	1,034,513
Other assets	-	(103,100)
Net cash used in operating activities	(18,361,783)	(23,879,551)

Investing activities
Purchases of property and equipment	(110,891)	(143,765)
Purchases of mineral rights and properties	(185,353)	(430,197)
Net cash used in investing activities	(296,244)	(573,962)

Financing activities
Proceeds from sale of common stock on at-the market ("ATM") program, net of issuance costs	7,316,230	7,673,146
Proceeds from common stock offering, net of issuance costs	32,684,881	-
Proceeds from Orion Equity Investment, net of issuance costs	-	5,705,926
Proceeds from exercise of options	96,000	38,400
Proceeds from exercise of warrants	2,960,157	-
Payments of income taxes on performance stock units ("PSUs"), restricted stock units ("RSUs") and shares issued for compensation	(785,458)	-
Proceeds from sale of royalty interest	-	182,758
Net cash provided by financing activities	42,271,810	13,600,230

Net change in cash and cash equivalents	23,613,783	(10,853,283)
Cash and cash equivalents, beginning of period	9,408,270	25,548,373
Cash and cash equivalents, end of period	33,022,053	14,695,090

Non-cash investing and financing activities
Amortization and expiration of deferred ATM offering costs offset against additional paid-in capital	(246,671)	(155,414)
Common stock issued for accrued bonuses	113,959	-
Common stock issued for purchase of mineral rights and properties	-	1,351,747

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, December 31, 2024	95,570,483	$95,570	$168,605,692	$(76,549,312)	$92,151,950
Proceeds from sale of common stock through ATM program, net of issuance costs	2,548,713	2,549	7,276,388	-	7,278,937
Common stock offering, net of issuance costs	12,400,000	12,400	32,672,481	-	32,684,881
Common stock issued for RSUs and PSUs	529,989	530	(530)	-	-
Common stock issued for accrued bonuses	37,610	37	113,922	-	113,959
Common stock issued for exercise of options	10,000	10	19,190	-	19,200
Common stock issued for exercise of warrants	780,048	780	1,621,720	-	1,622,500
Payment of income taxes remitted on PSUs, RSUs and shares	-	-	(507,594)	-	(507,594)
Stock-based compensation expense	-	-	737,284	-	737,284
Net loss	-	-	-	(3,745,543)	(3,745,543)
Balance, March 31, 2025	111,876,843	111,876	210,538,553	(80,294,855)	130,355,574
Common stock issued for RSUs and PSUs	231,104	231	(231)	-	-
Common stock issued for exercise of options	40,000	40	76,760	-	76,800
Common stock issued for exercise of warrants	112,553	111	233,997	-	234,108
Payment of income taxes remitted on PSUs, RSUs and shares	-	-	(277,864)	-	(277,864)
Stock-based compensation expense	-	-	627,349	-	627,349
Net loss	-	-	-	(6,466,008)	(6,466,008)
Balance, June 30, 2025	112,260,500	112,258	211,198,564	(86,760,863)	124,549,959
Expiration of ATM program issuance costs	-	-	(209,378)	-	(209,378)
Common stock issued for RSUs and PSUs	17,351	17	(17)	-	-
Common stock issued for exercise of options	91,710	92	(92)	-	-
Common stock issued for exercise of warrants	530,552	531	1,103,018	-	1,103,549
Stock-based compensation expense	-	-	1,009,078	-	1,009,078
Net loss	-	-	-	(10,492,837)	(10,492,837)
Balance, September 30, 2025	112,900,113	112,898	213,101,173	(97,253,700)	115,960,371

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance, December 31, 2023	86,740,272	$86,740	$146,114,487	$(42,664,776)	$103,536,451
ATM issuance costs	-	-	(39,657)	-	(39,657)
Common stock issued for purchase of mineral rights and properties	640,638	641	1,351,106	-	1,351,747
Common stock issued for RSUs and PSUs	323,032	323	(323)	-	-
Stock-based compensation expense	-	-	807,523	-	807,523
Net loss	-	-	-	(8,594,581)	(8,594,581)
Balance, March 31, 2024	87,703,942	87,704	148,233,136	(51,259,357)	97,061,483
Common stock issued for ATM program, net of issuance costs	3,024,751	3,025	6,829,263	-	6,832,288
Amortization of ATM issuance costs	-	-	(75,917)	-	(75,917)
Common stock issued for purchase of mineral rights and properties	122,271	122	(122)	-	-
Common stock issued for RSUs and PSUs	20,000	20	38,380	-	38,400
Stock-based compensation expense	-	-	973,572	-	973,572
Net loss	-	-	-	(9,152,810)	(9,152,810)
Balance, June 30, 2024	90,870,964	90,871	155,998,312	(60,412,167)	95,677,016
Common stock issued for ATM program, net of issuance costs	408,306	408	982,273	-	982,681
Amortization of ATM issuance costs	-	-	(39,840)	-	(39,840)
Common stock issued for Orion Equity Investment, net of issuance costs	2,344,836	2,345	5,703,581	-	5,705,926
Common stock issued for RSUs	41,667	41	(41)	-	-
Stock-based compensation expense	-	-	946,916	-	946,916
Common stock issued for compensation	56,741	57	131,582	-	131,639
Net loss	-	-	-	(10,093,122)	(10,093,122)
Balance, September 30, 2024	93,722,514	93,722	163,722,783	(70,505,289)	93,311,216

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP. Notes to the Condensed Consolidated Interim Financial Statements For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

NOTE 1 - Organization and Nature of Business

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

Liquidity

The Company's mineral properties are at the exploration stage and are without declared mineral reserves or mineral resources, except for the mineral resource estimate contained in the Company's S-K 1300 Initial Assessment and Technical Report Summary for the Richmond Hill Project, which was prepared in accordance with Subpart 1300 of Regulation S-K, promulgated by the Securities and Exchange Commission ("S-K 1300"), and which was completed in February 2025 and updated and revised with economic analysis in July 2025 (the "Richmond Hill Initial Assessment"). Our mineral properties have not generated revenues. The business of mineral exploration involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines (see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024). Major expenditures are required to establish ore reserves, to develop metallurgical processes, to acquire construction and operating permits, and to construct mining and processing facilities. The amounts shown as mineral rights and properties represent acquisition and holding costs and do not necessarily represent present or future recoverable values. The recoverability of the amounts shown for mineral rights and properties is dependent upon the Company obtaining the necessary financing to complete exploration of the properties, discovery of economically recoverable reserves, development of the properties and future profitable operations or through sale of the assets.

These Condensed Consolidated Interim Financial Statements for the three and nine months ended September 30, 2025 and 2024 (the "financial statements") have been prepared on the assumption that the Company and our subsidiaries will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of September 30, 2025, the Company had not advanced our properties to commercial production and is not able to finance day-to-day activities through operations.

The Company's management believes our cash balance of approximately $33.0 million as of September 30, 2025, the Company's working capital of approximately $31.0 million and the ability to scale down our exploration program, if needed, alleviate doubt as to the Company's ability to continue as a going concern for twelve months beyond the date of these financial statements.

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

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

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

Basis of Consolidation

These financial statements for the three and nine months ended September 30, 2025 and 2024 include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada). All intercompany accounts and transactions between us and our subsidiaries have been eliminated upon consolidation.

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

Subsequent Events

The Company evaluated events after September 30, 2025 and through the date the financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

NOTE 3 - Mineral Rights and Properties (continued)

On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill Option Agreement and the Barrick Option until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, on each of March 1, 2026, March 1, 2027, and March 1, 2028, after which the Company will satisfy in full the conditions set out in the option agreements and achieve 100% ownership.

As of September 30, 2025 and December 31, 2024, the carrying value of the Company's mineral properties totaled approximately $82.9 million and $82.7 million, respectively. As of September 30, 2025, we are in the exploration stage and have not commenced amortization of our properties. During the nine months ended September 30, 2025, the Company paid acquisition costs of $0.2 million.

NOTE 4 - Property and Equipment

As of September 30, 2025 and December 31, 2024, the Company's property and equipment consists of the following:

	Estimated Useful Life	September 30, 2025	December 31, 2024
	Years	$	$
Land		418,884	418,884
Building	39	1,423,810	1,423,810
Furniture and equipment	3 to 5	1,111,786	961,655
Right-of-use ("ROU") assets	2 to 5	236,938	326,946
		3,191,418	3,131,295
Less: accumulated depreciation		(1,025,316)	(883,573)
Property and equipment, net		2,166,102	2,247,722

Depreciation expense for the three and nine months ended September 30, 2025 and 2024 is included in exploration expenses and general and administrative expenses.

At September 30, 2025, the Company has three agreements for office and building space in Rapid City, South Dakota and Vancouver, British Columbia, Canada, all of which have been determined to be operating leases. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company applied a discount rate of 11.66% based on an estimated incremental borrowing rate. During the three and nine months ended September 30, 2025, the Company recognized rent expense of $0.04 million and $0.13 million, respectively, which is included in general and administrative and exploration expenses, on the condensed consolidated interim statements of operations. The weighted average remaining lease term for operating leases as of September 30, 2025 was 1.4 years. At September 30, 2025 and December 31, 2024, the remaining undiscounted lease payments under these lease agreements totaled approximately $0.29 million and $0.40 million, respectively.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

NOTE 5 - Accounts Payable and Accrued Liabilities

As of September 30, 2025 and December 31, 2024, the Company's accounts payable and accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024
	$	$
Trade payables	1,343,749	1,721,119
Accrued liabilities	1,396,040	675,589
Other payables	54,441	220,168
	2,794,230	2,616,876

NOTE 6 - Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the income tax expense (benefit) reported in these financial statements for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	$	$	$	$
Income tax benefit computed at federal statutory rates	(2,168,863)	(2,097,055)	(4,341,404)	(5,829,895)
Change in valuation allowance	2,225,038	2,079,390	4,433,232	5,725,403
Non-deductible stock-based compensation	(19,490)	-	(78,253)	47,019
Other	(18,133)	1,680	17,462	13,449
Total income tax expense (benefit)	18,552	(15,985)	31,037	(44,024)

The effective tax rates for the three and nine months ended September 30, 2025 were 0.15% and 0.18%, respectively. The effective tax rates for the three and nine months ended September 30, 2025 and 2024 were less than the statutory rate as the Company does not expect to realize a benefit from a portion of the losses incurred.

NOTE 7 - Stockholders' Equity

Common Stock

On May 13, 2025, the stockholders of the Company voted to increase the number of shares of common stock reserved for issuance pursuant to awards under the Company's 2022 Stock Incentive Plan from 6,250,000 to 10,750,000. As of September 30, 2025, a total of 4,570,042 shares of common stock remain available for future grants under the 2022 Stock Incentive Plan.

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

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

NOTE 7 - Stockholders' Equity (continued)

On October 21, 2022, the Company entered into an Equity Distribution Agreement with BMO Capital Markets Corp. and Canaccord Genuity LLC (collectively, the "Sales Agents"), to establish the ATM Program. On December 10, 2024, Dakota Gold entered into an Amended and Restated Equity Distribution Agreement with the Sales Agents. Under the terms of the Amended and Restated Equity Distribution Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50 million from time to time through any of the Sales Agents. During the nine months ended September 30, 2025 and 2024, the Company utilized the ATM to raise net proceeds of approximately $7.1 million and $7.7 million, respectively, by issuing 2,548,713 and 3,433,057 shares of common stock, respectively, incurring issuance costs of $0.4 million and $0.5 million, respectively.

Subsequent to September 30, 2025, the Company issued 274,456 shares upon the exercise of warrants and 140,500 shares upon the exercise of stock options for total gross proceeds of $0.7 million.

Stock-based Compensation

The Company recognized stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	$	$	$	$
RSUs	420,401	428,176	1,111,761	1,227,552
PSUs	111,502	232,585	252,945	591,395
Stock options	248,520	123,406	285,734	440,811
Other	-	131,638	-	131,638
Allocated to general and administrative expense	780,423	915,805	1,650,440	2,391,396

RSUs	128,282	76,730	424,676	228,827
PSUs	30,387	59,366	141,762	152,038
Stock options	69,986	26,654	156,833	87,389
Allocated to exploration expense	228,655	162,750	723,271	468,254
Total stock-based compensation expense	1,009,078	1,078,555	2,373,711	2,859,650

The Company granted the following stock-based compensation awards as follows:

	Nine Months Ended September 30,
	2025		2024
	Number	Weighted average fair value $	Number	Weighted average fair value $
RSUs	927,909	3.10	919,944	2.12
PSUs	107,259	3.61	442,217	2.45
Stock options	1,507,634	1.57	445,966	1.05
Total equity awards granted	2,542,802		1,808,127

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

NOTE 7 - Stockholders' Equity (continued)

As of September 30, 2025, unrecognized compensation expense and weighted-average vesting period for each of the Company's stock-based compensation awards were as follows:

	Unrecognized Compensation Expense	Weighted- average Vesting Period
	$	Years
RSUs	2,307,260	1.08
PSUs	371,742	0.83
Stock options	2,012,878	1.55

Warrants

At September 30, 2025 and December 31, 2024, the Company had 6,179,840 and 7,602,993 warrants outstanding, respectively. During the nine-month period ended September 30, 2025, a total of 1,423,153 warrants were exercised. No warrants were exercised during the same period in 2024. As of September 30, 2025, all 6,179,840 outstanding warrants had a remaining life of 0.45 years, an exercise price of $2.08 and will expire on March 15, 2026.

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

The following shares were potentially dilutive during the periods presented and include shares from warrants and stock options with average prices of common stock exceeding exercise prices. However, the shares from these securities were excluded from the diluted loss per share calculation, because the Company incurred net losses and the effect would be anti-dilutive for all periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Warrants	6,179,840	7,603,093	6,179,840	7,603,093
Stock options	3,060,019	1,082,216	2,735,019	1,082,216
RSUs	1,536,080	1,465,263	1,536,080	1,465,263
PSUs	345,462	699,289	345,462	699,289
	11,121,401	10,849,861	10,796,401	10,849,861

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

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

NOTE 10 - Segment Information

We have organized our operations into one operating segment, which conducts exploration and evaluation of mineral properties and thus have identified one reportable segment: Exploration and Evaluation. In determining the reportable segment, management evaluated the basis of organization of the Company, including that all of the entity's business activities are focused on acquisition, exploration, and development of mineral properties in the same geographic location and the Company manages the business activities on a consolidated basis. The Company has not yet derived any revenues, and the Company's costs are mainly derived from the same activities on our properties. Additionally, all the mineral properties have similar discovery and permitting processes, as well as expected shared future facilities and gold exploration targets.

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

The significant segment expenses for the Exploration and Evaluation operating segment within exploration expenses that are regularly provided to the CODM are drilling and drilling related costs, study costs and labor. Within general and administration expenses, the significant expenses are labor costs.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	$	$	$	$
Exploration expenses
Drilling and other directly related costs	5,308,734	5,688,721	8,633,659	15,241,741
Labor	972,265	1,179,976	2,925,877	3,499,326
Studies	543,556	161,345	1,342,134	864,974
Other	864,016	772,501	1,718,736	1,170,854
	7,688,571	7,802,543	14,620,406	20,776,895

General and administrative expenses
Labor	1,378,449	693,351	2,634,254	2,123,571
Other	1,793,180	1,732,940	4,293,463	5,347,085
	3,171,629	2,426,291	6,927,717	7,470,656
Operating expenses	10,860,200	10,228,834	21,548,123	28,247,551

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

The Homestake District has historically yielded approximately 45 million ounces of gold production as of September 30, 2025 with most of it coming from within a small geographic area. The production ledges of the Homestake Mine define a cumulative surface projection area of less than three square miles. Homestake Mining Company's historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Outside of the mine area, the Homestake District has been underexplored and heretofore has not been the subject of modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

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

Drill Programs and Results

We expanded our drilling operations to the Richmond Hill Project and have had up to four drill rigs operating at any point in time. Dakota Gold has completed permit applications and environmental field work and currently has fourteen active permits in place with one additional permit being processed for Richmond Hill in 2025. Of the fourteen existing permits and the one in process, five are for the Maitland Project, seven are for the Richmond Hill Project, one is for the City Creek Project and one is for the Cambrian Unconformity Project. Permitting for other exploration targets is not anticipated through the remainder of 2025.

In total, Dakota Gold has completed 424 holes for over 470,277 feet (143,340 meters) since drilling started in 2022.

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
  The Company began its 2025 drilling campaign again on April 1, 2025, where the Company currently has two core drills operating. One reverse circulation rotary drill was also operating throughout the third quarter, drilling water monitoring wells for ground water monitoring and for use with the future permitting process.

As of September 30, 2025, the Company has completed 164 core holes for 64,890 feet (14,292 meters) on an infill and metallurgical testing program and 29 reverse circulation rotary holes for 7,788 feet (2,374 meters) as part of the baseline water quality monitoring program at Richmond Hill.

Significant Developments

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

On May 19, 2025, the Company announced changes to its senior leadership team and Board of Directors. Jack Henris was appointed President and Chief Operating Officer (COO) of Dakota Gold effective June 1, 2025 upon the retirement of Gerald Aberle, the Company's prior COO. Todd Kenner and Kevin Puil were appointed to the Board of Directors effective May 15, 2025, and Amy Koenig resigned from the Board of Directors on May 31, 2025 and assumed the role of Senior Vice President, Chief Legal Officer and Corporate Secretary for Dakota Gold effective June 1, 2025. Mr. Aberle retired as a director of the Company, effective August 8, 2025.

On July 7, 2025, the Company announced an updated and revised Richmond Hill Initial Assessment with cash flow for Richmond Hill ("IACF"). The key parameters are presented below in Table 1. The updated and revised Richmond Hill Initial Assessment was filed by the Company with the SEC as an exhibit to its Current Report on Form 8-K dated July 7, 2025. The updated and revised Richmond Hill Initial Assessment was prepared by an independent group of Qualified Persons with M3 as the Study Manager.

Table 1: IACF base case overview and key parameters 1

1 Abbreviations in the table include ounces ("oz"); measured and indicated plan ("M&I plan"); measured, indicated and inferred plan ("MI&I plan") million tonnes ("Mt"); ounces per tonne ("oz/ton"); grams per tonne ("g/t"); million tonnes per annum ("MTPA"); thousand ounces ("Kozs"); life of mine ("LOM"); all-in sustaining costs ("AISC"); net present value ("NPV"); and internal rate of return ("IRR").

Planned Activities

Following the completion of the updated and revised Richmond Hill Initial Assessment filed on July 7, 2025, the Company is now focused on advancing the Richmond Hill Project through feasibility and is targeting production in late 2029. The Company continues to drill within the potential heap leachable resource boundaries for resource infill and conversion, infrastructure condemnation, detailed geometallurgical characterization, process recovery estimation, and geotechnical characterization for pit walls and infrastructure siting. In addition, the Company has contracted various consultant groups to update historical baseline information to be compliant with current permitting standards. This includes drilling new water monitoring wells throughout the property and generating a more detailed and updated geometallurgical and geohydrologic model for the Richmond Hill Project area. This work will be incorporated into a future feasibility study, targeted for completion in 2027, which will be used to support future mine permitting processes.

At the Maitland project, additional geological modeling is ongoing for the JB and Unionville zones. The work is being used by the Company to plan a drilling campaign that will create a drill density sufficient to define an S-K 1300-compliant resource. A potential drill plan for Maitland in 2026 is being developed and evaluated, while the focus remains on advancing the Richmond Hill Feasibility Study.

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

As of September 30, 2025, the Company had working capital of approximately $31.0 million and an accumulated deficit of approximately $97.3 million. The Company had a net loss of approximately $10.5 million and $20.7 million for the three and nine months ended September 30, 2025, respectively.

On March 25, 2025, the Company announced the Offering, whereby we raised net proceeds of approximately $32.7 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share.

During the twelve months ending December 31, 2025, the Company anticipates cash expenditures of approximately $25.0 million, including approximately $18.4 million that has already been incurred through September 30, 2025.

Based on the Company's cash balance at September 30, 2025 of approximately $33.0 million and the ability to scale down our exploration program, if needed, we believe that we will have sufficient liquidity to fund our activities for the next twelve months. The actual timing of expected expenditures is dependent upon several factors, including the management of variable exploration expenditures.

Results of Operations

Comparison of the Quarters ended September 30, 2025 and 2024

The Company had losses from operations for the quarters ended September 30, 2025 and 2024 totaling approximately $10.9 million and $10.2 million, respectively, and losses before income tax of approximately $10.5 million and $10.1 million, respectively, leading to net losses of approximately $10.5 million and $10.1 million, respectively.

Exploration Expenses

During the quarters ended September 30, 2025 and 2024, exploration expenses totaled approximately $7.7 million and $7.8 million, respectively. The period-over-period decrease primarily related to the reduced level of activity associated with drilling, which resulted in a decrease of approximately $0.4 million compared to same period in 2024. In addition, payroll, assay costs, and equipment expenditures decreased by activity of $0.4 million because of the drilling level incurred during the quarter. These reductions were partially offset by an increase of $0.4 million in expenditures on studies and reports as the Company moves ahead with its metallurgical test program as well as an increase of $0.2 million in expenditures on site access. Included in exploration costs were stock-based compensation expenses of approximately $0.2 million and $0.2 million for the quarters ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses for the quarters ended September 30, 2025 and 2024, were approximately $3.2 million and $2.4 million, respectively, an increase of approximately $0.8 million. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for the Company's operations. The period-over-period increase is primarily related to an increase of $0.9 million in expenditures on support costs, which are higher than the prior year comparable period primarily due to marginally higher compensation costs related to the successful completion of the IACF and 2025 financing as well as legal and other fees relating to filing the Company's new registration statement on Form S-3.

Other Income and Expense

The Company earned interest income from bank accounts of approximately $0.4 million and $0.2 million for the quarters ended September 30, 2025 and 2024, respectively.

Comparison of the nine months ended September 30, 2025 and 2024

The Company had losses from operations for the nine months ended September 30, 2025 and 2024 totaling approximately $21.5 million and $28.2 million, respectively, and losses before income tax of approximately $20.7 million and $27.9 million, respectively, leading to net losses of approximately $20.7 million and $27.8 million, respectively.

Exploration Expenses

During the nine months ended September 30, 2025 and 2024, exploration expenses totaled approximately $14.6 million and $20.8 million, respectively. The period-over-period decrease primarily related to the reduced level of activity associated with drilling prior to the Offering proceeds, which resulted in a decrease of approximately $5.7 million compared to same period in 2024. In addition, payroll, assay costs, and equipment also decreased by approximately $1.7 million because of the lower level of drilling. These reductions were partially offset by an increase of $0.5 million in expenditures on studies and reports as the Company moves ahead with its metallurgical test program, an increase of $0.4 million in expenditures on permitting and environmental costs as part of the resumption of drilling and an increase of $0.3 million in non-cash stock-based compensation expense. Included in exploration costs were stock-based compensation expenses of approximately $0.7 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2025 and 2024, were approximately $6.9 million and $7.5 million, respectively, a decrease of approximately $0.6 million. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The period-over-period decrease is primarily related to a decrease of $0.4 million in investor relations costs, which were higher in the prior year comparable period as the Company was closing a financing, and a decrease in non-cash stock-based compensation expense of $0.7 million. This decrease was partially offset by an increase of $0.5 million in expenditures on support costs, which were higher than the prior year comparable period primarily due to marginally higher compensation costs related to the successful completion of the IACF and 2025 financing as well as legal and other fees relating to filing the registration statement Form S-3.

Other Income and Expense

We earned interest income from bank accounts of approximately $0.9 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash Flows Used in Operating Activities

Cash used in operations for the nine months ended September 30, 2025 was approximately $18.4 million compared to approximately $23.9 million in the prior year comparable period. The Company was not drilling in the first quarter of 2025, the primary driver of higher operating expenses, as the Company was focused on the Richmond Hill Initial Assessment.

Cash Flows Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 was $0.3 million compared to $0.6 million in the prior year comparable period, due to lower expenditures on purchases of property and equipment and mineral properties.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2025, cash from financing activities totaled approximately $42.3 million, as the Company issued 2,548,713 shares of common stock under the ATM Program for net proceeds of approximately $7.3 million, 12,400,000 shares of common stock for net proceeds of approximately $32.7 million pursuant to the Offering, 1,423,153 shares of common stock for the exercise of warrants for proceeds of approximately $3.0 million and 50,000 shares of common stock for the exercise of stock options for proceeds of approximately $0.1 million. In addition, the Company issued 91,710 common shares for the exercise of options settled on a cashless basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company's management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective as of September 30, 2025.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the nine months ended September 30, 2025, the Company's exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

During the nine months ended September 30, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Certificate of Conversion of Dakota Gold Corp., as filed with the Secretary of State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on May 17, 2024).
3.2	Articles of Conversion of Dakota Gold Corp., as filed with the Secretary of State of Nevada on May 14, 2024 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on May 17, 2024).
3.3	Certificate of Incorporation of Dakota Gold Corp., as filed with the Secretary of State of Delaware on May 14, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 17, 2024).
3.4	Bylaws of Dakota Gold Corp. (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on May 17, 2024).
10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 19, 2025) #
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAKOTA GOLD CORP.

/s/ Robert Quartermain
By: Robert Quartermain
Chief Executive Officer (Principal Executive Officer)
Dated: November 13, 2025

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: November 13, 2025