Form 10-K
period 2025-12-31
Dakota Gold Corp.
filed 2026-03-25
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Commission file number 000-41349

Dakota Gold Corp.

(Exact Name of Registrant as Specified in its charter)

Delaware	85-3475290
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

106 Glendale Drive, Suite A, Lead, SD 57754

(Address of principal executive offices, Zip Code)

(605) 717-2540

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	DC	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of Dakota Gold Corp. held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $414,241,245, based on the closing price of the common stock of $3.69 as reported on the NYSE American.

As of March 25, 2026, there were 133,517,177 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the 2026 annual meeting of stockholders to be filed within 120 days after December 31, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Denver, Colorado, USA

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“this Form 10-K”), references to “Dakota”, “Dakota Gold”, “the Company”, “we”, “our”, or “us” mean Dakota Gold Corp. and its predecessors, as the context requires.

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

February 2025 IA

The February 2025 updated S-K 1300 Initial Assessment and Technical Report Summary for the Richmond Hill Gold Project which was filed as an exhibit to the Company’s Current Report on Form 8-K on February 6, 2025.

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

Homestake Mining Company

Mining company which operated the Homestake Mine for over 125 years, producing over 40 million ounces of gold in the Homestake District. Homestake Mining Company was acquired by the Barrick Gold Mining Company (“Barrick” or “Barrick Gold”) in 2001.

Homestake-type mineralization	Iron formation hosted gold mineralization

April 2024 IA	The April 2024 S-K 1300 Initial Assessment and Technical Report Summary for the Richmond Hill Gold Project which was filed as an exhibit to the Company’s Current Report on Form 8-K on April 30, 2024.

Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

IACF

The July 2025 updated and revised Initial Assessment Technical Report with cash flow for the Richmond Hill Gold Project was filed as an exhibit to the Company’s Current Report on Form 8-K on July 7, 2025.

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

A concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “initial,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “proposed,” “should,” “will,” “would” and similar terms, phrases, and expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:

●	our businesses and prospects and our overall strategy
●	the progress, potential and uncertainties of the Company’s exploration program;
●	our planned exploration activities across our portfolio of exploration targets;
●	our planned or estimated capital expenditures for exploration and general and administrative costs;
●	government regulations, including our ability to obtain, and the timing of, necessary government permits and approvals;
●	expectations regarding the availability of our liquidity and capital resources, and our ability to scale down spending if sufficient resources are not available;
●	our ability to obtain financing as needed and the terms of such financing transactions;
●	progress in developing our projects and the timing of that progress; and
●	attributes and future values of the Company’s projects or other interests, operations or rights.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation risks associated with or related to:

●	lack of defined mineral reserve estimates prepared in accordance with Subpart 1300 of Regulation S-K (“S-K 1300”);
●	the failure to successfully execute management’s strategy and manage our growth;
●	our limited operating history and history of losses, including the potential for future losses;
●	uncertainty as to future production at our mineral exploration and development properties;
●	our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;
●	ownership of surface rights at our Black Hills Property;
●	mining exploration and development risks, including risks related to regulatory approvals, operational hazards and accidents, equipment breakdowns, labor and contractor disputes, contractual disputes related to exploration properties, unanticipated or increased operating costs and other unanticipated difficulties;
●	potential health risks associated with mining and mineral exploration;
●	fluctuations in commodity prices;
●	future adverse legislation regarding the mining industry and climate change;
●	uncertainties associated with potential litigation matters, including environmental lawsuits;
●	our land reclamation requirements;
●	our ability to maintain the adequacy of internal control over financial reporting;
●	adverse technological changes and cybersecurity threats;
●	title in our properties;
●	competition in the gold and silver mining industries;
●	economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets;
●	our ability to attract and retain key management and mining personnel necessary to successfully operate and grow our business;
●	volatility in the market price of our listed securities; and
●	other factors set forth under Item 1A. Risk Factors of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Corporate History

Dakota Gold Corp. was incorporated as JR Resources Corp. (“JR”) on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). The Company focuses its business efforts on the acquisition, exploration, and development of mineral properties in the United States of America (“U.S.”). On May 22, 2020, the Company completed the domestication process and changed its registration from the Province of British Columbia, Canada to the State of Nevada, including a name change to “Dakota Gold Corp.” On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation (“Dakota Territory” or “DTRC”). On May 14, 2024, following the receipt of approval by its shareholders, the Company changed its state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration and evaluation in the United States.

Our Business

The Company has been in the exploration stage since its formation and has not realized any revenues from operations. To date, while no development or mining activities have commenced, the Company’s strategy is to move projects from exploration to development and finally into production as results of exploration may dictate. The Company’s management and technical teams have extensive mining and exploration experience, much of it in the Homestake District, and the Company intends to leverage its experience together with its business presence in South Dakota to create value for the Company’s stakeholders. The Company’s principal executive offices are located at 106 Glendale Drive, Suite A, Lead, South Dakota, 57754, and its telephone number is (605) 717-2540.

The Company maintains 100% ownership of mineral properties in the Homestake District comprised of 2,147 unpatented claims and a combination of surface leases and/or ownership covering a total of over 49,500 acres located in the Homestake Mining District of South Dakota, including Maitland, the Barrick Option, Richmond Hill and other properties, all of which are located in the heart of the Homestake District. Please see Item 2. Properties for additional information.

On February 6, 2025, the Company announced an updated S-K 1300 Initial Assessment and Technical Report Summary for the Richmond Hill Gold Project (the “February 2025 IA”) containing a measured and indicated mineral resource of 307.86 Mt at 0.470 g/t Au and 4.83 grams per tonne silver (“g/t Ag”) for 4.64 million ounces of gold and 47.77 million ounces of silver and an inferred mineral resource of 414.04 Mts at 0.381 g/t Au and 3.91 g/t Ag for 5.06 million ounces of gold and 52.11 million ounces of silver respectively. The February 2025 IA is incorporated by reference herein from Exhibit 96.1 of this Form 10-K. On July 7, 2025, the Company announced an updated and revised Richmond Hill Initial Assessment with cash flow for Richmond Hill (the “IACF”). The IACF is incorporated by reference herein from Exhibit 96.2 of this Form 10-K.

Significant Developments

●	On April 30, 2024, the Company announced the maiden S-K 1300 initial assessment for the Richmond Hill Gold Project.
●	On June 26, 2024, the Company announced an additional investment by Orion of $6 million with the potential to increase to $9 million subject to future market conditions (the “2024 Orion Equity Investment”).
●	On October 30, 2024, the Company announced a leadership transition with Robert Quartermain appointed President and Chief Executive Officer (“CEO”) as well as Co-Chairman of the Board of Directors of Dakota Gold.
●	On December 3, 2024, the Company announced that step-out drilling north of the JB Gold Zone has nearly doubled the known strike-length of the Homestake iron-formation hosted gold mineralization at the Maitland Gold Project.
●	On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill option and the Homestake option agreements until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, combined as an annual payment of $510,000 on each of March 1, 2026 (paid), March 1, 2027 and March 1, 2028.
●	On February 6, 2025, the Company announced the February 2025 IA.
●	On March 25, 2025, the Company announced the successful closing of a public offering (the “Offering”), whereby the Company raised net proceeds of approximately $32.8 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share.
●	On July 7, 2025, the Company announced the IACF.

●	On November 13, 2025, the Company entered into an Amended and Restated Equity Distribution Agreement with BMO Capital Markets Corp., Canaccord Genuity LLC, and H.C. Wainwright & Co., LLC (collectively, the “Sales Agents”) to establish an at-the-market program (the “ATM Program”). Under the ATM Program, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50 million, from time to time through any of the Sales Agents, acting as agent. During the fiscal year ended December 31, 2025, the Company utilized the ATM Program to raise net proceeds of approximately $9.9 million.

Competitors

We compete with numerous companies, many with greater financial resources available to them, for desirable properties, investment capital, equipment, personnel, and other resources necessary for exploration activities.

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

Overview

Like all other mining companies doing business in the United States, we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water, and threatened or endangered species, in the vicinity of its operations. These include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during exploration, any mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility once any commercial mining operations have ceased.

Federal legislation in the United States and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management (“BLM”), the United States Fish and Wildlife Service (“USFWS”), the Army Corps of Engineers and other agencies—in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the National Forest Management Act, the Wilderness Act, and the Comprehensive Environmental Response, Compensation and Liability Act—have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

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

National Environmental Policy Act (NEPA)

NEPA requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined and requires federal agencies to prepare Environmental Impact Statements (“EIS”) detailing the impacts. EISs are subject to comment and review by other federal agencies and the public. The NEPA process can cause delays in project development and can impact the feasibility of a project.

Endangered Species Act (ESA)

The ESA protects threatened and endangered species by prohibiting their “take,” which includes harassing species or significantly modifying their habitat. The ESA also establishes an interagency consultation process. Compliance with the ESA can cause delays in project implementation and can increase costs of development. Noncompliance with the ESA can result in civil or criminal penalties.

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

Wilderness Act

The Wilderness Act of 1964 created a National Wilderness Preservation System composed of federally owned areas designated by Congress as “wilderness areas” to be preserved for future use and enjoyment.

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

The Resource Conservation and Recovery Act (RCRA)

RCRA was designed and implemented to regulate the management and disposal of solid and hazardous wastes. It restricts solid waste disposal practices and the management, reuse or recovery of solid wastes and imposes substantial additional requirements on the subcategory of solid wastes that are determined to be hazardous. Like other statutes, RCRA provides for citizens’ suits to enforce the provisions of the law.

National Historic Preservation Act

The National Historic Preservation Act was designed and implemented to protect historic and cultural properties. Compliance with the Act is necessary where federal properties or federal actions are undertaken, such as mineral exploration on federal land, which may impact historic or traditional cultural properties, including native or Indian cultural sites.

In the fiscal year ended December 31, 2025, we incurred minimal costs in complying with environmental laws and regulations in relation to our operating activities, although costs may increase in future periods.

Employees

As of December 31, 2025, the Company had 41 employees, all of whom are full-time.

Insurance

We maintain insurance to protect against losses that may result from some risks, such as property loss and Directors and Officer’s liability insurance, in amounts we believe to be reasonably consistent with our risk profile and industry benchmarking. Such insurance, however, contains exclusions and limitations on coverage, which could result in a lack of coverage for a particular loss based on the facts and circumstances of the event. We cannot assure you that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks is generally either unavailable or, we believe, cost prohibitive, and we therefore do not maintain environmental insurance.

Research and Development

The Company has not spent any amounts during each of the last two fiscal years on research and development activities.

Office Facilities

Our principal executive offices are located at 106 Glendale Drive, Suite A, Lead, South Dakota 57754. Our telephone number is (605) 717-2540.

Available Information

Our Annual Reports on Form 10-K (including this Form 10-K), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC. These reports are available free of charge on our website, www.dakotagoldcorp.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. Information contained on, or accessible through, our website is not a part of this Form 10-K, and the inclusion of our website address in this document is an inactive textual reference. Additionally, our filings with the Securities and Exchange Commission (the “SEC”) may be accessed through the SEC’s website at www.sec.gov.

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

Upon the discovery of mineral resources in commercially exploitable quantities on any of our properties such as those identified in the February 2025 IA, we will be required to expend substantial sums of money to establish the extent of the resource, engage in drilling operations and develop extraction and processing facilities (or make arrangements therefor) and infrastructure. We currently do not have adequate capital to develop necessary facilities and infrastructure and will need to raise additional funds. Although we may derive substantial benefits from the discovery of commercially exploitable deposits, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Our business and operations are highly dependent on the market prices of our common stock, gold and silver, and these prices can be volatile. Any prolonged decline in the price of our common stock, gold or silver prices in general could affect our ability to raise further working capital and adversely impact our operations.

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

The value of our assets, our ability to raise capital and any future economic returns are substantially dependent on the prices of gold and silver. The prices of gold and silver fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence gold and silver prices include:

●	gold and silver sales or leasing by governments and central banks or changes in their monetary policy, including gold and silver inventory management and reallocation of reserves,
●	speculative short positions taken by significant investors or traders in gold and silver,
●	the relative strength of the U.S. dollar,
●	expectations of the future rate of inflation,
●	interest rates,
●	changes to economic activity in the United States, China, India and other industrialized or developing countries,
●	geopolitical conflicts,
●	changes in industrial, jewelry or investment demand,
●	changes in supply from production, disinvestment and scrap, and

●	forward sales by producers in hedging or similar transactions.

The share prices of gold and silver exploration companies may significantly underperform the movement in the price of physical gold and silver. Even if the price of physical gold and silver increases, our share price may decline due to this disconnect.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date, we have had negative cash flows from operations, and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss and comprehensive loss of $29.5 million for the fiscal year ended December 31, 2025. We had $29.7 million of cash and cash equivalents as of December 31, 2025. We do not expect to generate positive cash flow from operations in the near future. There is no assurance that actual cash requirements will not exceed our estimates. Any decision to further expand our operations is anticipated to involve consideration and evaluation of several significant factors that could adversely affect our ability to meet our business plans including, but not limited to:

●	costs to bringing the property into production, including, but not limited to exploration work, preparation of production feasibility studies, and allowance for production facilities,
●	availability and costs of financing,
●	ongoing costs of production,
●	environmental compliance regulations and restraints, and
●	political climate and/or governmental regulation and control.

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

Risks Associated with Our Business

The values of our properties are subject to volatility in the price of gold, silver and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding is affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold and silver by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold, silver or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold, silver or other minerals have fluctuated widely in recent years, and a decline in the price of gold and silver could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration activities of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future progression of our properties beyond the exploration stage is heavily dependent upon the level of gold and silver prices remaining sufficiently high to make the continuation of our properties economically viable. You may lose your investment if the price of gold or silver decreases. The greater the decrease in the price of gold or silver, the more likely it is that you will lose money.

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

Additionally, a number of governments or governmental bodies have historically introduced regulatory changes in response to the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the public sentiment, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Our property titles may be challenged, and we are not insured against any challenges, impairments or defects to our mineral claims or property titles.

We cannot guarantee that title to our properties will not be challenged. Title insurance is not available for our mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. Some of our properties are unpatented mining claims created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. We have not obtained title insurance regarding these claims. Defending any challenges to our property titles may be costly and may divert funds that could otherwise be used for exploration activities and other purposes. We cannot provide any assurances that there are no title defects affecting our properties. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold and silver. Challenges to our title may increase its costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future.

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

Exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks normally incidental to exploration, development and production, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. Payment of any liabilities as a result could have a materially adverse effect upon the Company’s financial condition.

Uncertainty of agreements to secure access to property from adjacent landowners may affect our ability to remain in business.

Our potential revenue and profitability based upon our exploitation and development of the Black Hills Property may be contingent upon our gaining additional access to the properties through ingress and egress routes that are owned by private landowners. We may require agreements with those landowners to facilitate ingress and egress to our properties. If we fail to enter into such agreements on favorable terms, we may have difficulty conducting exploration, development and mining operations, which may result in our inability to implement our business plans.

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

In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our and our third-party service providers’ systems, data, and business, and the confidentiality, availability and integrity of our and our employees’ data. Given the increasing frequency, sophistication and complexity of cyber-attacks, cyber-attacks now could occur routinely, and it is possible that one could go undetected and persist for an extended period. Any investigation of a cyber-attack or other security incident is inherently unpredictable and takes time before the completion of any investigation and before there is availability of full and reliable information. During such time we do not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of the cyber-attack or other security incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber-attacks and other security incidents. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our results of operations and financial condition.

Despite our and our third-party service providers’ efforts to protect our data and information, we and our service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems and operational disruptions. To date we have experienced no material losses from cyber-attacks. In addition, a cyber-attack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with partners and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory actions, fines and penalties.

Possible future amendments to the General Mining Law and other regulations could make it more difficult or impossible for us to execute our business plan.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such comprehensive legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) limit the number of millsites that a claimant may use, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, and (vii) impose a fee on the amount of material displaced at a mine. Further, such legislation, if enacted, could have an adverse impact on earnings from our exploration operations, could reduce future estimates of any reserves we may establish and could curtail our future exploration activity on our unpatented claims.

We do not know if our properties contain any gold, silver or other minerals that can be mined at a profit.

Natural resource exploration and exploring for gold and silver, in particular, is a business that by its nature is very speculative. Although the properties on which we have the right to explore for minerals are known to have historic deposits of gold or silver, there can be no assurance such deposits can be mined at a profit. Whether a gold or silver deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs including labor and technology costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold and silver, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.

We have released an estimate of mineral resources for our Richmond Hill Gold Project; however, estimates of mineral resources are uncertain.

On February 6, 2025, the Company announced the February 2025 IA containing an estimated mineral resource as defined by S-K 1300 for the Richmond Hill Gold Project. Estimates of mineral resources are subject to considerable uncertainty. Such estimates are largely based on the market prices of metals, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If the Company determines that certain estimated mineral resources have become uneconomic, it may be forced to reduce its estimates. Furthermore, there can be no assurance that estimates of mineral resources will be upgraded to mineral reserves or may ultimately be extracted.

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

The business of exploring for and extracting minerals and metals involves a high degree of risk. Few properties are ultimately developed into producing mines. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure, metal prices, which can be highly variable, and government regulation, including environmental and reclamation obligations. These factors are not within our control. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these metals or minerals using available technology. Our operations are, and any future mining operations or construction we may conduct will be, subject to all the operating hazards and risks normally incident to exploring for and developing mineral or metal properties, such as, but not limited to:

●	fluctuation in production costs that make mining uneconomic,
●	social, community or labor disputes resulting in work stoppages or delays, or related loss of social acceptance of community support,
●	changes to legal and regulatory requirements,
●	encountering unusual or unexpected formations,
●	environmental hazards, noxious fumes and gases,
●	ground and water conditions,
●	difficult surface or underground conditions,
●	industrial accidents,
●	security incidents,
●	failure of unproven or evolving technologies or loss of information integrity or data,
●	metallurgical and other processing problems,
●	mechanical and equipment performance problems,
●	failure of pit walls, dams, declines, drifts and shafts,
●	personal injury,
●	fire, cave-ins, seismic activity, flooding, landslides or other inclement weather conditions, including those impacting operations or the ability to access and supply sites,
●	unanticipated variations in grades of minerals or metals and other geologic problems, and
●	decrease in the value of mineralized material due to lower gold, silver and metal prices.

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

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold, silver and other minerals.

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

Any pandemic may pose a risk to the Company’s business. If a significant portion of the Company’s workforce becomes unable to work due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), the Company may be forced to reduce or suspend exploration activities, which may impact liquidity and financial results. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets.

To the extent any pandemic materially adversely affects the Company’s business and financial results, as discussed above, it may also have the effect of heightening many of the other risks described in this Risk Factors section, such as those relating to operation, indebtedness, and financing. The Company is unable to predict the ultimate adverse impact of any pandemic on the business, which will depend on numerous evolving factors and future developments, including the pandemic’s ongoing effect on the demand for gold and silver, as well as the response of the overall economy and the financial markets after the pandemic and response measures come to an end, the timing of which remains highly unpredictable.

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

Further, market volatility, driven by shifts in U.S. and foreign trade policies, fluctuating interest rates, or currency controls may affect gold and silver prices, capital availability, and investor confidence. Even the perception of these risks could lead to reduced investment, higher production costs, and operational challenges. If such trends continue, they may have a material adverse effect on the business and financial performance.

Risks Associated with Our Common Stock

Investors’ interests in us will be diluted, and investors may suffer dilution in their earnings per share, if we issue additional shares or raise funds through the sale of equity securities.

On May 18, 2023, pursuant to the authorization and approval provided by the stockholders at the Company’s annual general meeting, the Company increased its authorized shares of common stock to 300,000,000 shares. As of March 25, 2026, we have 133,517,177 shares of common stock issued and outstanding. The issuance of any additional shares to raise financing would be dilutive. If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other stockholders.

Trading in our common stock is volatile.

Our common stock is currently listed on the NYSE American LLC (“NYSE American”). The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. In addition to other risk factors identified in this Form 10-K and due to volatility associated with equity securities in general, the value of a shareholder’s investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

●	changes in the worldwide price for the metals we intend to mine;
●	adverse results from our exploration, development, or production efforts;
●	producing at rates lower than those targeted;
●	political and regulatory risks and social unrest, including geopolitical conflicts;
●	weather conditions and extreme weather events, including unusually heavy rains;
●	failure to meet our operating budget;
●	decline in demand for our common stock;
●	downward revisions in securities analysts’ estimates or changes in global financial markets and global economies and general market conditions;
●	technological innovations by competitors or in competing technologies;
●	investor perception of our industry or our prospects;
●	lawsuits;
●	economic impact from spread of disease;
●	our ability to integrate and operate the companies and the businesses that we acquire;
●	interest rate levels and expectations of future changes in interest rates;
●	actions by government or central banks; and
●	general economic trends.

The NYSE American has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies in the development stage. There can be no assurance that trading prices previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

As of March 25, 2026, our directors and officers as a group hold approximately 8% of our outstanding common stock. As a result, these individuals may be able to influence the outcome of stockholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions. The interests of our directors and officers in these matters may not always align with the interests of some of our stockholders.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2027, which is the end of the fiscal year in which the 5th anniversary of our initial public offering occurred, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of June 30th 2026, which is the last business day of our second fiscal quarter, in which case we would no longer be an emerging growth company as of the following January 1st, which is the beginning of the our fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We engage certain third-party service providers to perform a variety of functions within our business and seek to ensure that we work with reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing provider cybersecurity practices, conducting provider security assessments, and conducting periodic provider reassessments during their engagement.

Governance

One of the key functions of our Board of Directors (the “Board”) is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. While we do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition, such threats could occur nonetheless.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks, with assistance from third-party service providers. Primary responsibility for our cybersecurity risk management program resides with cross functional senior leadership team from Information Technology, Finance, and Operations. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through training.

The team has relevant cybersecurity expertise, including past experience in information security, prior roles overseeing security operations / incident response / security engineering, and relevant certifications and/or degrees or training in cybersecurity or related fields. The team is responsible for developing and executing our cybersecurity strategy, policies, and controls; overseeing prevention, detection, mitigation, and remediation activities; and managing third party security assessments as appropriate.

Cybersecurity Threats

During the year ended December 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

ITEM 2. PROPERTIES

Overview

Dakota Gold has 100% ownership of 2,147 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 49,546 acres located in the Homestake District in Black Hills of South Dakota. These properties include Maitland, the Barrick Option property and the Richmond Hill Project upon exercise of each of their underlying option agreements.

As of December 31, 2025, Dakota Gold has not established mineral reserves within the meaning of S-K 1300 on any of its properties and the Company is therefore in the exploration stage and has not commenced amortization of its claims or leases. All exploration expenditures are expensed as incurred.

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

Exploration plans and budgets have been prepared for the Richmond Hill and Maitland project areas. Maitland and Richmond Hill properties currently have permits that have been authorized by the South Dakota Division of Environment and Natural Resources (“SDDANR”). Current exploration plans may be modified pending the ongoing modeling and interpretation of the Company’s airborne magnetic and radiometric survey data acquired in 2020 and 2021 and an IP-Resistivity survey completed at Richmond Hill in 2022. Dakota Gold’s technical team continues to model using its geophysics, geology and geochemistry data sets to improve its ability to map and project lithology and structure in covered areas and/or where the company has less historical data.

Dakota Gold’s Black Hills Property has well-developed power infrastructure. All of Dakota Gold’s claims and leases have power on the property now or have nearby access to power with the potential to be upgraded for production if exploration proves successful.

The Homestake District is a favorable geologic gold setting with three unique gold deposit types that have yielded approximately 45 million ounces of gold production over the past 140 years, including Proterozoic-age Homestake iron-formation hosted gold deposits, Tertiary-age replacement gold deposits and Cambrian paleoplacer gold deposits.

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

The Homestake District has well-developed infrastructure and an existing experienced mining and exploration workforce. South Dakota’s regulatory authorities have historically demonstrated a willingness to work with responsible operators to permit well-planned, compliant projects, and South Dakota’s exploration and mining regulations are reasonable and comparable to other mining jurisdictions within the United States.

Dakota Gold’s business strategy is to advance the Richmond Hill gold resource towards eventual production and to discover another Homestake-style deposit in the iron-formation host that is distributed across the Homestake District. In addition, Dakota Gold will evaluate and explore for large Tertiary gold deposits, including a potential resource at the Unionville Zone, of which there are several deposit styles known to exist in the Northern Black Hills. Dakota Gold continues to expand its land position in the Homestake District with the objective of simultaneously developing gold targets that could be brought into production in the near term.

On April 30, 2024, the Company announced an initial mineral resource estimate under S-K 1300 for the Richmond Hill Project. The mineral resource estimate was derived from a historical database containing 69,401 gold assays from more than 900 drill holes, including 57 drill holes from Dakota Gold’s own drill program completed prior to October 5, 2023.

The Company released an updated S-K 1300 mineral resource estimate for the Richmond Hill Project on February 6, 2025. This updated resource is informed by a historical database containing 56,734 gold assays from 902 drill holes totaling 90,447 meters (296,743 feet) of drilling, and an additional 30,743 gold and silver assays from 146 drill holes totaling 45,540 meters (149,410 feet) of drilling by Dakota Gold. Note that the S-K 1300 database consisted of 910 historical holes (299,888 feet) and 148 Dakota Gold holes (157,504 feet) but 8 historical holes and 2 Dakota Gold holes were outside of the model limits so were not used in the S-K 1300. The resource established in the February 2025 IA was used for the IACF released in July 2025.

The Company has an overall land package of over 49,500 acres, with approximately 13,200 acres of private land and the remainder of Dakota Gold’s property position is held under unpatented, federal mining claims on US Forest Service (“USFS”) or Bureau of Land Management (“BLM”) administered lands. Federal unpatented mining claims have annual claim maintenance fees of $200 per claim and are due before September 1st of each year.

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

In addition, a portion of Dakota Gold’s mineral rights are composed of various ownerships of patented mineral rights including private surface lands with mineral rights, mineral rights severed from surface title and a few parcels of private surface with severed mineral rights. These lands are held 100% by the company but are in some cases controlled through option to purchase agreements subject to other obligations. These are identified in the individual property discussions below.

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

The table below summarizes the individual land positions comprising each project or option within the greater Dakota Gold Black Hills Property as at December 31, 2025.

	Black Hills Property Land Package
	Patented	# Unpatented	Unpatented
Project Name	Acres	Claims	Acres	Total Acres
Richmond Hill Project	3,001	2	1	3,002
Maitland Project	2,357	9	50	2,407
Homestake Option (surface)	4,261	—	—	4,261
Other	3,660	2,136	36,216	39,876
Summary	13,279	2,147	36,267	49,546

Of the various properties that comprise the Black Hills Property, the Richmond Hill Project is the only one that we view as individually material for purposes of S-K 1300, as the Richmond Hill Project is the only project upon which we have estimated mineral resources within the meaning of S-K 1300. The Company has announced a 2026 drilling program with the objective of announcing a maiden resource at our Maitland Project by the end of 2026. Detailed information about the Richmond Hill Project and certain other properties within the Black Hills Property is below.

Richmond Hill Project

Background and Ownership Rights

The Richmond Hill Project is comprised of more than 3,000 acres of private surface and mineral rights. It includes the past-producing Richmond Hill mine and the historical mines of the Carbonate District, as well as multiple prospective areas where gold has been drill-intersected.

The historic Richmond Hill mine is in the historical Carbonate Mining District approximately five miles northwest of Lead, South Dakota, in the northern Black Hills. Mining in the area started in the 1870s, during the gold-rush era, and continued until the silver price collapsed in the 1880s. Prior to 1981, the Richmond Hill land package included most of the Carbonate camp. Between the 1980s and 1990s, various companies conducted exploration of the area. Barrick acquired the property in 1994.

Multiple facilities related to the historical Richmond Hill mine still exist on the Richmond Hills Project property, including a water treatment plant and maintenance and storage buildings. Containment ponds are still operational, although an impermeable clay membrane has capped the open pit and leach pads. One of three wells that supplied water to the historic Richmond Hill mine is still active. There is a public access road to the site and a power line to operate the current water treatment facilities. As the site is in reclamation, there is no current book value associated with the assets for Barrick.

On October 14, 2021, Dakota Gold entered into an option agreement (the “Richmond Hill Option Agreement”) to acquire 100% of Barrick’s interest in the Richmond Hill property (the “Richmond Hill Option”). Under the original terms of the Richmond Hill Option Agreement, Dakota Gold had a three-year option to acquire 2,126 acres of surface and mineral rights with attendant facilities. In consideration for the Richmond Hill Option, Dakota Gold agreed to issue 400,000 shares of Dakota Gold common stock to Barrick and made annual option payments of $100,000 during the option period. Under the original terms of the Richmond Hill Option Agreement, Dakota Gold had the right to exercise the Richmond Hill Option on or before September 7, 2024, by assuming all liabilities and bonds associated with the Richmond Hill Property. In addition, on exercise of the Richmond Hill Option, Dakota Gold will issue Barrick an additional 400,000 shares of Dakota Gold common stock and grant a 1% net smelter royalty (“NSR”) to Barrick with respect to any minerals that may be recovered from the Richmond Hill Property. In September 2023, Dakota Gold and Barrick amended the Richmond Hill Option Agreement to extend the option period to March 7, 2026 and increase the Richmond Hill Project size by an additional 489 mineral acres, bringing the total mineral acreage for the Richmond Hill Project to approximately 2,615 mineral acres at that time. On February 6, 2025, the Company announced that Barrick had agreed to extend the option period for the Richmond Hill Option Agreement until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, combined as an annual payment of $510,000 on each of March 1, 2026 (paid), March 1, 2027 and March 1, 2028.

In addition to the Richmond Hill Option Agreement properties, the Company includes 387 acres of owned surface and mineral rights from contiguous parcels of land in the Richmond Hill Project, thereby increasing the acreage total for the Richmond Hill Project to approximately 3,002 mineral acres.

Location and Access

The Richmond Hill Project is located in the western portion of Lawrence County, South Dakota, USA. More specifically the property lies within the Black Hills Meridian, Township 5N, Range 2E covering portions of Sections 9, 10, 11, 13. 14, 15, 16, 21, 22, 23, 24, 26, 27, and 34. The Project property is contiguous to Dakota Gold’s West Corridor and Blind Gold properties and is located approximately 1/2 mile north of the producing Wharf Gold Mine (Coeur Mining). Access to the Richmond Hill property is gained by traveling 1 mile southwest of Lead SD on Highway 85/14A to State Highway 473 and then traveling west approximately 3.2 miles to Wharf Mine Road and continuing west approximately 1.2 miles before turning and traveling 1 mile north on the Richmond Hill Road.

The location of the Richmond Hill Project is shown below:

Richmond Hill Project Location

The Richmond Hill Project is within five miles of the towns of Lead and Deadwood. Dakota Gold has its base of operations in Lead, with separate facilities for office and core processing. The City of Spearfish, SD, is within 20 miles of the Richmond Hills Project. The cities of Sturgis and Rapid City are within 40 miles of the Richmond Hill Project. Most supplies can be obtained from Rapid City or Spearfish. Personnel for exploration or development programs may be sourced from or housed in the four nearby communities. A 69 kV transmission line supplies power to communities, and internal power is supplied by a 12.47 kV line to the Richmond Hill Gold Project site.

Major transportation systems, including road, rail, and air, exist proximally to the northern Black Hills. Rapid City has a major rail freight station and regional airport, while an Interstate highway passes through the city and wraps around the northern end of the Black Hills. Multiple facilities related to the historical Richmond Hill mine still exist on the Richmond Hills Project property, including a water treatment plant and maintenance and storage buildings. Containment ponds are still operational, although an impermeable clay membrane has capped the open pit and leach pads. Water for exploration drilling programs has been sourced locally and either pumped or trucked to the drills. One of three wells that supplied water to the historical Richmond Hill mine is still active.

Prior Exploration and Operations

Modest historical mining activities occurred on the Richmond Hill property during the late 19th century. During this time, the only known production from the Richmond Hill property was from the Carbonate camp, which was primarily mined for lead and silver. The bulk of this production was from the Iron Hill mine. The mining was such that it supported a nearby town and smelter. Mining continued in this area until the silver price collapsed in the 1880s. An estimated 2,500 ounces of gold were produced from the Spanish R mine on the western side of the camp in the late 1800s.

More recently, Bond Gold (later acquired by LAC Minerals) produced gold and silver doré from the property beginning in 1988. The last mineralized material was hauled from the historical Richmond Hill mine pit in 1993 and efforts then shifted to reclamation activities. During this time, an estimated 172,294 ounces of gold and 212,610 ounces of silver were produced from the property.

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

The Richmond Hill Project is an important component of Dakota Gold’s exploration strategy for the Homestake District. The property includes the past producing Richmond Hill mine and the mines of the Carbonate District. The historical Richmond Hill mine produced ore from Tertiary breccias dominantly hosted within Precambrian units that were processed as an open pit, heap leach operation. Tertiary-aged replacement gold mineralization, as well as possible Precambrian iron formation hosted mineralization were identified during exploration programs in the 1980s and 1990s.

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

In 2024, the Company completed an additional 80 drill holes resulting in a grand total of 152 holes at Richmond Hill and 160,902 feet (49,043 meters). This drilling was split between infill and step out drilling in a shallow oxide portion of the orebody in carbonate replacement deposits located adjacent to but northeast of the main breccia pipe orebodies. Breccia pipes are associated with the Tertiary alkalic magmatism that generated most of the Tertiary-aged gold deposits hosted in pipes-shapes breccias, basement metamorphic rocks, Tertiary intrusive and carbonate replacement deposits in the overlying Paleozoic sedimentary rocks throughout the Homestake District. A portion of the Richmond Hill deposit is comparable to the mineralization being mined at the nearby Wharf open pit gold mine.

In 2025, the Company completed an additional 211 core holes and an additional 31 reverse circulation rotary holes for a total of 87,681 feet (26,725 meters) and 7,725 feet (2,355 meters), respectively. The core holes were completed for acquiring material for future metallurgical test work and in several areas of potential infrastructure sites for condemnation purposes. Twenty-nine of the reverse circulation rotary holes were converted to water well monitoring wells for future environmental monitoring and permitting purposes.

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

Mineral Resource Estimate

The following table summarizes the estimated mineral resources at the Richmond Hill Project, including the assumptions:

Richmond Hill Gold Project - Summary of Gold and Silver Mineral Resources as of February 3, 2025

	AuEq COG		AuEq	Gold	Silver	Gold	Silver
Resource Category	(oz/t)	Ktons	(oz/t)	(oz/t)	(oz/t)	(koz)	(koz)
Leach Resource:
Measured Mineral Resource		113,748	0.0164	0.0158	0.160	1,793.4	18,208
Oxide	0.0026	94,537	0.0165	0.0158	0.167	1,493.7	15,788
Transition	0.0041	19,211	0.0161	0.0156	0.126	299.7	2,421
Indicated Mineral Resource		156,019	0.0125	0.0119	0.128	1,860.0	19,884
Oxide	0.0026	127,237	0.0122	0.0117	0.128	1,488.7	16,286
Transition	0.0041	28,783	0.0134	0.0129	0.125	371.3	3,598
Measured + Indicated Mineral Resource		269,768	0.0141	0.0135	0.141	3,653.3	38,092
Oxide	0.0026	221,774	0.0140	0.0134	0.145	2,982.4	32,074
Transition	0.0041	47,994	0.0145	0.0140	0.125	671.0	6,018
Inferred Mineral Resource		254,186	0.0106	0.0103	0.090	2,613.4	22,787
Oxide	0.0026	211,994	0.0101	0.0098	0.085	2,077.5	18,019
Transition	0.0041	42,192	0.0131	0.0127	0.113	535.8	4,768
Mill Resource (Sulfides):
Measured Mineral Resource	0.0050	20,703	0.0184	0.0165	0.151	341.6	3,126
Indicated Mineral Resource	0.0050	48,893	0.0147	0.0131	0.134	640.5	6,552
Measured + Indicated Mineral Resource	0.0050	69,596	0.0158	0.0141	0.139	982.1	9,678
Inferred Mineral Resource	0.0050	202,221	0.0139	0.0121	0.145	2,446.9	29,322
Leach and Mill Mineral Resource:
Measured Mineral Resource		134,452	0.0167	0.0159	0.159	2,135.0	21,334
Indicated Mineral Resource		204,912	0.0130	0.0122	0.129	2,500.5	26,436
Measured + Indicated Mineral Resource		339,364	0.0145	0.0137	0.141	4,635.4	47,770
Inferred Mineral Resource		456,407	0.0121	0.0111	0.114	5,060.3	52,109

Notes:

1.	The mineral resource estimate has an effective date of February 3, 2025.
2.	All figures are rounded to reflect the relative accuracy of the estimate and therefore numbers may not appear to add precisely.
3.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
4.	Mineral resources estimates are based on prices of $2,000/oz gold and $25/oz silver.
5.	Mineral resources for leach material are based on a gold equivalent cut-off of 0.0026 oz/t for oxide material and 0.0041 oz/t for transition material. Mineral resources for mill material are based on a gold equivalent cut-off of 0.0050 oz/t.
6.	The gold equivalent value for each material is as follows:
●	Oxide (Leach): Gold equivalent (oz/t) = gold (oz/t) + 0.00418 x silver (oz/t), based on gold recovery of 89% and silver recovery of 30%.
●	Transition (Leach): Gold equivalent = gold (oz/t) + 0.00382 x silver (oz/t), based on gold recovery of 65% and silver recovery of 20%.
●	Sulfide (Mill): Gold equivalent = gold (oz/t) + 0.0127 x silver (oz/t), based on gold recovery of 85% and silver recovery of 85%.
7.	The gold equivalent values account for metal recoveries, treatment charges, refining costs, and refinery payable percentages.
8.	Table 11-4 of the IA accompanies this mineral resource statement and shows all relevant parameters for mineral resources.
9.	Includes a preliminary estimated royalty rate of 3.8% averaged across the Richmond Hill Property. The QP has determined that the resource is not sensitive to nominal changes in the royalty rate but has recommended that this estimate be updated for the project economic and cash flow analysis.
10.	Mineral resources are reported in relation to a conceptual constraining pit shell to demonstrate reasonable prospects for economic extraction, as required by the definition of mineral resources S-K 1300; mineralization lying outside of the pit shell is excluded from the mineral resource.
11.	The mineral resource estimate is also constrained by the Richmond Hill Project Boundary. Only mineralization inside this boundary is included in the mineral resource estimate, though waste removal outside the boundary is allowed.
12.	The mineral resources reported are contained on mineral titles owned or controlled by Dakota Gold.
13.	The mineral resources are reported in-situ without any dilution or loss considerations, as a point of reference.

On July 7, 2025, the Company announced the IACF and the key parameters are presented below in Table 1. The IACF was filed by the Company with the SEC as an exhibit to its Current Report on Form 8-K dated July 7, 2025. The IACF was prepared by an independent group of Qualified Persons with M3 as the Study Manager.

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

[1]

Abbreviations in the table include ounces (“oz”); measured and indicated plan (“M&I plan”); measured, indicated and inferred plan (“MI&I plan”) million tonnes (“Mt”); ounces per tonne (“oz/ton”); grams per tonne (“g/t”); million tonnes per annum (“MTPA”); thousand ounces (“Kozs”); life of mine (“LOM”); all-in sustaining costs (“AISC”); net present value (“NPV”); and internal rate of return (“IRR”).

Maitland Project

The Maitland Project area is an important component of Dakota Gold’s exploration strategy for the structural corridor that extends from the Homestake Gold Mine to Dakota Gold’s Forest Service land at the northern end of the Homestake District. The Maitland property covers the iron formation extending from the Blind Gold property target at the north end to Homestake Mining Company’s North Drift gold discovery of the late 1980s to the south. In addition to Precambrian aged gold mineralization hosted within the iron formation, the property area holds several Tertiary-aged zones of mineralization, including historic mines (e.g., Maitland Mine) hosted in the younger Paleozoic sedimentary and Tertiary intrusive rocks.

The initial 37.8 mineral acres of the Maitland Project were acquired in April of 2017 through an Exploration and Mining Lease and Option to Purchase Property Agreement with Trucano Novelty Inc., of South Dakota. On October 26, 2020, Dakota Gold acquired 2,046.1 mineral-acres from Homestake Mining Company, a wholly owned subsidiary of Barrick (reduced after detailed title work completed). Pursuant to the terms of the definitive agreement, the Company paid consideration to Barrick comprised of $3.5 million cash and the issuance of 750,000 shares of Dakota Gold’s common stock. Additionally, Barrick retained a 2.5% net smelter returns royalty on the property. From August 2021 through March 2022, Dakota Gold purchased additional surface rights over existing mineral rights of approximately 273.5 acres to facilitate the exploration of the Maitland Property area. Two unpatented mineral claims were staked in late 2022 (6.4 acres) to cover fractional areas of interest on open BLM land. The project mineral rights now total 2,364 acres, all of which are located in the western portion of Lawrence County, South Dakota, USA within Black Hills Meridian, Township 5N, Range 2E, covering portions of Sections 12, 13, and 24, and Township 5N, Range 3E, covering portions of Sections 7, 8, 17, 18, 19 and 20. Annual claim maintenance fees total $400.

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

The Company is planning a drilling program at the Maitland property in 2026. This drilling will focus on infill drilling in the Unionville Gold Zone announced in 2022 and early 2023. This infill and step-out drilling program will be conducted in the near surface, Tertiary-age portion of the gold system with the ultimate goal to produce a maiden resource by the end of 2026.

Barrick Option

On September 7, 2021, Dakota Gold entered into a three-year option agreement (the “Barrick Option Agreement”) to acquire 4,261 acres of surface rights with attendant facilities and data held by Homestake Mining Company, a wholly owned subsidiary of Barrick (the “Barrick Option”). In consideration for the Barrick Option, Dakota Gold agreed to make a cash payment of $1.3 million, issue 1 million shares of Dakota Gold common stock to Barrick and make annual payments of $300,000 during the option period. Under the original terms of the Barrick Option Agreement, Dakota Gold had the right to exercise the Barrick Option on or before September 7, 2024, by assuming all liabilities and bonds currently held by Homestake within the Homestake District. In addition, on exercise of the Barrick Option, Dakota Gold will issue Barrick 3 million additional shares of Dakota Gold common stock and grant a 2.5% NSR to Barrick with respect to any gold that may be recovered from the Grizzly Gulch property (the “Grizzly Gulch”). On November 20, 2023, Dakota Gold and Barrick amended the Richmond Hill Option Agreement to extend the option period to March 7, 2026. On February 6, 2025, the Company announced that Barrick had agreed to extend the option period for the Barrick Option Agreement until December 31, 2028 in return for additional annual payments of $170,000 and $340,000, respectively, combined as an annual payment of $510,000 on each of March 1, 2026 (paid), March 1, 2027 and March 1, 2028.

The Barrick Option property is located in and around the City of Lead and lies within the Black Hills Meridian, Township 5 N, Range 3 E, covering portions of Sections 19, 20, 27, 28, 29, 30, 32, 33, and 34, and Township 4 N, Range3 E, covering portions of Sections 2, 3, 4, 9, 10, 11, 14, and 15.

Access to the Barrick Option property is gained from multiple public roads and highways including streets within the City of Lead, paved Highway 85/14A near Central City, US Highway 385 at Pluma, and via Lawrence County maintained Grizzly Gulch, Kirk, and Yellow Creek roads.

The Barrick Option property was previously a part of, or utilized in support of, Homestake Mining Company’s historic gold mining operations at Lead. Subdivisions of the property include Sawpit Gulch, Open Cut and Grizzly Gulch areas. As the property was previously disturbed by mining, Dakota Gold believes that potential exists for the Company to repurpose the property and remaining infrastructure for future operations if exploration is successful at Dakota Gold project areas that lie in close proximity.

Exploration and Sampling

Dakota Gold’s Black Hills Property is at an early stage of exploration. The Company has developed a detailed Exploration Procedures Manual which will define the Company’s internal quality analysis and quality control (“QA/QC”) procedures going forward. However, Dakota Gold has always implemented sampling and analytical QA/QC protocols consistent with industry standards. These protocols include, but are not limited to, the following procedures:

1.	All sampling is conducted under the supervision of Dakota Gold’s Vice President Exploration.
2.	The chain of custody from the project to the sample preparation facility is continuously monitored and controlled by the company and its shipping contractors.
3.	Samples are collected and stored at the logging or storage facility which are secured and monitored sites.
4.	Samples are labeled with unique, non-descriptive sample numbers, bagged, and secured with locking bag ties before shipping.
5.	Samples are shipped by commercial bonded shippers at regular intervals and the sample batches are shipped to either 1) ALS Geochemistry sample preparation facility in Twin Falls, Idaho, USA or 2) ALS Geochemistry sample preparation facility in Winnipeg, Manitoba, Canada.
6.	Gold analyses are performed at the ALS Geochemistry laboratory in Reno, Nevada or Vancouver, British Columbia, and multi-element geochemical analysis are completed at the ALS Minerals laboratory in Vancouver, British Columbia. All ALS Minerals facilities are ISO/IEC 17025:2017 accredited labs.
7.	Control procedures include regular insertion of certified reference materials and blanks into the sample stream at a minimum of 4% each. Sample, crush, and pulp duplicates are inserted into the sample stream at a minimum of 2% each.
8.	Pulps are digested and analyzed for gold using fire assay fusion and an atomic absorption spectroscopy (AAS) finish on a 30-gram split.
9.	Over limit gold assays are determined using a fire assay fusion with a gravimetric finish on a 30-gram split.
10.	All other elements are determined by four-acid digestion and inductively coupled plasma analysis.
11.	Validation of the analytical results are conducted upon receipt of final assay reports by statistical analysis of the standards duplicates and blanks and must pass certain parameters of accuracy to be considered verified.
12.	Until validated and reported publicly, assay results are kept confidential and securely maintained by the VP Exploration and a minimum number of company staff charged with validation and compilation of the assay data.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject. See Note 9 - Commitments and Contingences to the consolidated financial statements in this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2025, the Company’s exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol “DC”.

Holders of Common Stock

As of December 31, 2025, there were 415 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2025, we did not sell any equity securities that were not registered under the Securities Act.

Dividends

The Company has not paid any dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the growth of our business.

Repurchase of Securities

During the fiscal year ended December 31, 2025, we did not effect any repurchase of securities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This management’s discussion and analysis should be read in conjunction with the annual consolidated financial statements of Dakota Gold Corp. and notes thereto as set forth herein. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under Item 1A. Risk Factors.

Our audited annual consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

The Company’s goal is to create stockholder value through the acquisition, responsible exploration, and future development of high caliber gold properties in the Homestake District of South Dakota. Management and the technical teams cumulatively have several hundred years of international mining and exploration experience and key personnel have more than 50 combined years in the Homestake District, mostly with the Homestake Mining Company, as well as other exploration companies that have operated in the region. We believe that this experience uniquely positions the Company and will allow us to leverage our direct experience and knowledge of past exploration and mining activities in the Homestake District. Combined with the use of modern exploration and mining techniques, and new geologic understanding from experience in other mines, new research and information extracted from our new geophysical surveys, we hope to focus our programs and build upon where the historic Homestake Mining Company left off in the 1990s.

The Homestake District has historically yielded approximately 45 million ounces of gold production as of December 31, 2025 with most of it coming from within a small geographic area. The production ledges of the Homestake Mine define a cumulative surface projection area of less than three square miles. Homestake Mining Company’s historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Outside of the mine area, the Homestake District has been underexplored and heretofore has not been the subject of modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

We have consistently pursued a strategy of expanding our portfolio of brownfield properties located exclusively within the Homestake District to build a strong land position with the goal of consolidating possible mineral potential.

Other than our mineral resource estimate with an effective date of February 3, 2025 contained in our IA, none of our other properties are sufficiently drilled to prepare an estimate of mineral resources under S-K 1300. The Company believes the Homestake District is in a safe jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

Drill Programs and Results

We expanded our drilling operations to the Richmond Hill Project and have had up to four drill rigs operating at any point in time. Dakota Gold has completed permit applications and environmental field work and currently has fourteen active permits in place with one additional permit being processed for Richmond Hill in 2025. Permitting for other exploration targets is anticipated in 2026.

In total, Dakota Gold has completed 473 holes for over 493,472 feet (150,493 meters) since drilling started in 2022.

●	The Company completed 25 holes for 70,181 feet (21,391 meters) of core drilling on three projects in 2022. The areas drilled in 2022 were the Maitland Project (39,231 feet; 11,958 meters), the Richmond Hill Project (24,865 feet; 7,579 meters), and other properties (6,084 feet; 1,854 meters).
●	The Company then completed 89 holes for 180,727 feet (55,086 meters) of core on two projects in 2023; the areas drilled were the Maitland Project (88,626 feet; 27,013 meters) and the Richmond Hill Project (92,101 feet; 24,184 meters).
●	The Company completed 117 holes for 146,691 feet (44,711 meters) of core on two projects during 2024; the areas drilled were the Maitland Project (102,755 feet; 31,320 meters) and the Richmond Hill Project (43,936 feet; 13,392 meters).
●	In 2025, the Company completed an additional 211 core holes and an additional 31 reverse circulation rotary holes at the Richmond Hill Project for a total of 87,681 feet (26,725 meters) and 7,725 feet (2,355 meters), respectively.

Significant Developments

On April 30, 2024, the Company announced the maiden S-K 1300 initial assessment for the Richmond Hill Gold Project.

On June 26, 2024, the Company announced an additional investment by Orion of $6 million with the potential to increase to $9 million subject to future market conditions (the “2024 Orion Equity Investment”).

On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill option and the Homestake option agreements until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, combined as an annual payment of $510,000 on each of March 1, 2026 (paid), March 1, 2027 and March 1, 2028.

On February 6, 2025, the Company announced the February 2025 IA, which was filed as an exhibit to the Company’s Current Report on Form 8-K.

On March 25, 2025, the Company announced the successful closing of the Offering, whereby we raised net proceeds of approximately $32.8 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share.

On May 19, 2025, the Company announced changes to its senior leadership team and Board of Directors. Jack Henris was appointed President and Chief Operating Officer (COO) of Dakota Gold effective June 1, 2025 upon the retirement of Gerald Aberle, the Company’s prior COO. Todd Kenner and Kevin Puil were appointed to the Board of Directors effective May 15, 2025, and Amy Koenig resigned from the Board of Directors on May 31, 2025 and assumed the role of Senior Vice President, Chief Legal Officer and Corporate Secretary for Dakota Gold effective June 1, 2025. Mr. Aberle retired as a director of the Company, effective August 8, 2025.

On July 7, 2025, the Company announced the IACF, which was filed as an exhibit to the Company’s Current Report on Form 8-K.

On November 13, 2025, the Company entered into an Amended and Restated Equity Distribution Agreement with BMO Capital Markets Corp., Canaccord Genuity LLC, and H.C. Wainwright & Co., LLC.

Planned Activities

Planned activities during 2026 will focus on advancing the Richmond Hill Project through feasibility, permitting, and technical de-risking while continuing to progress high-grade exploration at the Maitland Project. At Richmond Hill, the Company is transitioning from an Initial Assessment with Cash Flow to a Pre-Feasibility Study in the second half of 2026, followed by a Feasibility Study targeted for 2027. Key workstreams include mine planning optimization, engineering trade-off studies, metallurgical test work, and baseline data collection to support state and county permitting. Concurrently, the Company plans to file a Notice of Intent and advance permitting activities with Lawrence County and the South Dakota Department of Agriculture and Natural Resources, positioning the project for construction readiness following completion of feasibility studies.

Planned activities in 2026 for our Richmond Hill Project include an extensive drilling campaign totaling approximately 15,500 meters across infill, step-out, condemnation, and geotechnical drilling. Infill drilling within the 10-year mine plan is intended to convert inferred resources to measured and indicated classifications, while step-out drilling to the north and northeast targets potential resource expansion. Additional drilling is planned to support infrastructure siting, overburden stockpile areas, and pit slope stability analyses. These activities are designed to refine the mine plan, improve resource confidence, and directly support feasibility-level engineering and economic analysis.

Metallurgical test work represents another critical planned activity in 2026. The Company is conducting a staged metallurgical program, including ore characterization, column leach testing, comminution studies, and recovery optimization, with final results expected in the fourth quarter of 2026. This work will inform heap leach pad design, crushing and stacking configurations, agglomeration requirements, and Merrill-Crowe plant sizing. The results will be incorporated into feasibility trade-off studies evaluating mining and stacking rates, heap leach pad layout, and material handling alternatives to optimize project economics and operational flexibility.

At the Maitland property, planned activities in 2026 will concentrate on advancing the Unionville Zone toward a maiden mineral resource by year-end. The Company has outlined an infill drilling program of approximately 5,600 meters in 44 holes targeting shallow Tertiary epithermal mineralization that remains open along strike and at depth. In parallel, the Company will continue to evaluate high-grade exploration optionality at the JB Gold Zone, where Precambrian iron-formation-hosted mineralization shows strong geological similarities to the historic Homestake Mine. These efforts are intended to demonstrate the broader district-scale potential of the Maitland property while maintaining focus on near-term value creation at Richmond Hill.

Results of Operations

Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
	$	$
Operating expenses
Exploration expenses	20,991,346	23,707,162
General and administrative expenses	9,763,396	10,625,080
Loss from operations	(30,754,742)	(34,332,242)

Other income (expenses)
Foreign exchange loss	(23,502)	(32,447)
Interest expense	—	(137,483)
Interest income	1,176,546	609,801
Total other income	1,153,044	439,871

Loss before income taxes	(29,601,698)	(33,892,371)
Income tax benefit, net	62,999	7,835
Net loss and comprehensive loss	(29,538,699)	(33,884,536)

Basic and diluted loss per share	(0.27)	(0.37)

Weighted average number of basic and diluted shares of common stock outstanding	108,895,044	90,887,130

Revenue

We had no operating revenues during the years ended December 31, 2025 and 2024. We had net losses and comprehensive losses of approximately $29.5 million and $33.9 million for the years ended December 31, 2025 and 2024, respectively.

Exploration Expenses

During the years ended December 31, 2025 and 2024, our exploration expenses totaled approximately $21.0 million and $23.7 million, respectively. The year-over-year decrease primarily related to the reduced level of activity associated with drilling prior to the Offering proceeds, which resulted in a decrease of approximately $6.4 million compared to 2024. In addition, assay costs decreased by approximately $0.6 million because of the lower level of drilling. These reductions were partially offset by increases in rental or maintenance expenditure on equipment of approximately $1.5 million to support the 2025 drilling program, an increase in studies and reports of approximately $1.8 million as the Company moved to complete its metallurgical test program, an increase in exploration payroll of approximately $0.4 million as part of the resumption of drilling, an increase in miscellaneous costs of approximately $0.3 million driven by higher reclamation costs, and an increase in non-cash exploration-related stock-based compensation expenses of approximately $0.3 million. Included in exploration costs were stock-based compensation expense of approximately $0.9 and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2025 and 2024, were approximately $9.8 million and $10.6 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The year-over-year decrease is primarily related to a decrease of approximately $0.4 million in investor relations costs, which were higher in the prior year as the Company was closing a financing, and a decrease in non-cash stock-based compensation expense of $0.6 million. This decrease was partially offset by an increase of $0.7 million in expenditures on support costs, which were higher than the prior year primarily due to marginally higher compensation costs related to the successful completion of the IACF and 2025 financing as well as legal and other fees relating to filing the registration statement Form S-3.

Other Income

We earned interest income from bank accounts of approximately $1.2 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

We had losses from operations for the years ended December 31, 2025 and 2024, totaling approximately $30.8 million and $34.3 million respectively, losses before income tax of approximately $29.6 million and $33.9 million, respectively, leading to net losses of $29.5 million and $33.9 million, respectively.

The effective tax rate for the fiscal year ended December 31, 2025 is less than the statutory rate as the Company is in a tax loss position and does not expect to use the tax losses in the near future.

Cash Flows Used in Operating Activities

Cash used in operations for the year ended December 31, 2025 was approximately $25.4 million compared to approximately $31.5 million in the prior year. The Company was not drilling in the first quarter of 2025, the primary driver of higher operating expenses, as the Company was focused on the Richmond Hill Initial Assessment.

Cash Flows Used in Investing Activities

Cash used in investing activities for the years ended December 31, 2025 was $0.4 million compared to $0.6 million in the prior year, due to lower expenditures on purchases of property and equipment and mineral properties.

Cash Flows from Financing Activities

During the years ended December 31, 2025 and 2024, cash flows from financing activities were approximately $46.1 million and $15.9 million respectively.

In the year ended December 31, 2025, the Company issued 3,022,019 shares of common stock under the ATM Program for net proceeds of approximately $9.7 million, 12,400,000 shares of common stock for net proceeds of approximately $32.8 million pursuant to the Offering, 2,020,448 shares of common stock for the exercise of warrants for proceeds of approximately $4.2 million and 120,250 shares of common stock for the exercise of stock options for proceeds of approximately $0.2 million. In addition, the Company issued 119,588 common shares for the exercise of options settled on a cashless basis. Partially offsetting these inflows were taxes remitted on RSUs, PSUs and compensation of approximately $0.8 million.

In the year ended December 31, 2024, the Company issued 2,344,836 shares of common stock for net proceeds of approximately $5.7 million pursuant to the 2024 Orion Equity Investment, a total of 4,510,486 shares of common stock under the ATM Program for net proceeds of approximately $9.9 million, and another 82,500 shares of common stock for the exercise of stock options for proceeds of approximately $0.2 million. Concurrent with the consummation of the 2024 Orion Equity Investment, the Company sold to Orion a 1% net smelter return royalty interest on certain properties held by the Company for total consideration of approximately $0.2 million paid at closing.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined by the SEC.

Liquidity and Capital Resources

The Company is in the exploration stage and currently does not generate revenue. As such, we finance our operations and the acquisition and exploration of our mineral properties through the issuance of common stock, and the Company could be materially adversely affected if we are unable to raise capital because of market or other factors.

As of December 31, 2025, the Company had working capital of approximately $27.4 million and an accumulated deficit of approximately $106.1 million. The Company had a net loss of approximately $29.5 million for the year ended December 31, 2025.

On March 25, 2025, the Company announced a public offering (the “Offering”), whereby we raised net proceeds of approximately $32.8 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share.

On February 11, 2026, the Company announced a public offering for 12,336,000 shares, gross proceeds of approximately $75 million, and net proceeds of approximately $71 million. In addition, on February 20, 2026, the underwriters elected to exercise their overallotment option for an additional 225,000 shares and gross proceeds of approximately $1.4 million.

The Company anticipates cash expenditures of approximately $32.3 million through to March 25, 2027.

Based on the Company’s cash balance at December 31, 2025 of approximately $29.7 million and the additional proceeds from our offerings in 2026, we believe that we will have sufficient liquidity to fund our activities for the next twelve months. The actual timing of expected expenditures is dependent upon several factors, including the management of variable exploration expenditures.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company’s consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material. The Company’s accounting policies are described in greater detail in Note 2 to the Company’s audited annual consolidated financial statements for the year ended December 31, 2025.

Management believes the use of Black-Scholes and Monte Carlo valuation models for measuring the fair value of stock-based compensation has a significant impact on the Company’s consolidated financial statements and relies on critical accounting estimates and judgments.

Stock-based compensation is in the form of stock options, restricted stock units (“RSU”) and performance stock units (“PSU”) granted to employees and directors. Stock-based compensation expense is based on the fair value of the stock options, RSUs and PSUs.

Judgments and Uncertainties

We estimate the grant date fair value of each stock option award on the date of grant using a Black-Scholes option-pricing model.

The grant date fair value of the PSUs is calculated using a Monte Carlo simulation. The number of PSUs that will be earned is based upon the Company’s share price performance against the MVIS Global Junior Gold Miners Index for the relevant performance periods. Compensation expense is recognized regardless of the relative performance.

The grant date fair value of the RSUs is based on the stock price on grant date, creating no judgement or uncertainty.

Compensation expense will be reversed if an employee’s employment is terminated prior to satisfying the requisite service period.

The determination of fair value using option-pricing models, as indicated above, is affected by our stock price, as well as assumptions regarding several subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards. We determine the expected term of each award giving consideration to the contractual terms, vesting schedules, and post-vesting forfeitures. We use the risk-free interest rate on the implied yield available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected term of the award. The value of the portion of the award that vests is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. If factors change and different assumptions are used, stock-based compensation expense could be materially different in the future.

Sensitivity of Estimate to Change

Once the fair value of the awards is determined at grant date, there is no subsequent remeasurement and therefore our estimates would impact the fair value of future rewards and not impact our stock-based compensation expense for the current fiscal year. This treatment is based on the awards being classified as equity. Should outstanding awards be reclassified as a liability, the impact to stock-based compensation expense could be materially different in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Dakota Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dakota Gold Corp. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, cash flows, and changes in equity, for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP.

Denver, Colorado

March 25, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dakota Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dakota Gold Corp. (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2023 to 2025.

Denver, Colorado

March 20, 2025

DAKOTA GOLD CORP.

Consolidated Balance Sheets

		December 31,	December 31,
	Note	2025	2024
		$	$
ASSETS

Current assets
Cash and cash equivalents	1	29,686,451	9,408,270
Prepaid expenses and other current assets		667,330	523,894
Total current assets		30,353,781	9,932,164

Non-current assets
Mineral rights and properties	3	82,898,617	82,713,264
Property and equipment, net	4	2,149,961	2,247,722
Other assets		455,591	460,380
Total assets		115,857,950	95,353,530

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	5	2,873,987	2,616,876
Lease liabilities – current		124,785	129,419
Total current liabilities		2,998,772	2,746,295

Non-current liabilities
Lease liabilities		80,881	197,527
Other non-current liability		257,758	257,758
Total liabilities		3,337,411	3,201,580

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, par value $0.001; 300,000,000 authorized, 114,068,842 and 95,570,483 shares outstanding, respectively	7	114,067	95,570
Additional paid-in capital		218,494,483	168,605,692
Accumulated deficit		(106,088,011)	(76,549,312)
Total stockholders’ equity		112,520,539	92,151,950
Total liabilities and stockholders’ equity		115,857,950	95,353,530

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.

Consolidated Statements of Operations and Comprehensive Loss

		Years Ended December 31,
	Note	2025	2024
		$	$
Operating expenses
Exploration expenses	10	20,991,346	23,707,162
General and administrative expenses	10	9,763,396	10,625,080
Loss from operations		(30,754,742)	(34,332,242)

Other income (expenses)
Foreign exchange loss		(23,502)	(32,447)
Interest expense		—	(137,483)
Interest income		1,176,546	609,801
Total other income		1,153,044	439,871

Loss before income taxes		(29,601,698)	(33,892,371)
Income tax benefit	6	62,999	7,835
Net loss and comprehensive loss		(29,538,699)	(33,884,536)

Basic and diluted loss per share	8	(0.27)	(0.37)

Weighted average number of basic and diluted shares of common stock outstanding		108,895,044	90,887,130

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
	$	$
Operating activities
Net loss	(29,538,699)	(33,884,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	198,764	254,978
Stock-based compensation expense	3,453,335	3,776,279
Interest expense	—	137,483
Deferred income tax benefit	—	(85,332)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(143,436)	152,126
Accounts payable and accrued liabilities	584,609	(1,726,305)
Other assets	—	(103,100)
Net cash used in operating activities	(25,445,427)	(31,478,407)

Investing activities
Purchases of property and equipment	(196,445)	(143,387)
Purchases of mineral rights and properties	(185,353)	(430,197)
Net cash used in investing activities	(381,798)	(573,584)

Financing activities
Proceeds from sale of common stock on ATM Program, net of issuance costs	9,658,756	9,864,596
Proceeds from common stock offering, net of issuance costs	32,834,881	—
Proceeds from Orion Equity Investment, net of issuance costs	—	5,705,926
Proceeds from exercise of stock options	230,880	158,400
Proceeds from exercise of warrants	4,202,531	208
Payments of income taxes on PSUs, restricted stock units RSUs and shares issued for compensation	(821,642)	—
Proceeds from sale of royalty interest	—	182,758
Net cash provided by financing activities	46,105,406	15,911,888

Net change in cash and cash equivalents	20,278,181	(16,140,103)
Cash and cash equivalents, beginning of year	9,408,270	25,548,373
Cash and cash equivalents, end of year	29,686,451	9,408,270

Non-cash investing and financing activities and supplemental cash flow information
Amortization and expiration of deferred ATM offering costs offset against additional paid-in capital	(261,055)	(253,604)
Common stock issued for accrued bonuses, net of withholding taxes paid	113,959	—
Common stock issued for purchase of mineral rights and properties	—	3,001,246
Income taxes paid	—	(85,332)

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.

Consolidated Statements of Changes In Equity

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity
	#	$	$	$	$
Balance, December 31, 2023	86,740,272	86,740	146,114,487	(42,664,776)	103,536,451
Common stock issued for ATM Program, net of amortized issuance costs	4,510,486	4,510	9,853,466	—	9,857,976
Common stock issued for Orion Equity Investment, net of issuance costs	2,344,836	2,345	5,703,581	—	5,705,926
Common stock issued for purchase of mineral property	1,348,578	1,348	2,999,898	—	3,001,246
Common stock issued for PSUs	115,517	116	(116)	—	—
Common stock issued for RSUs	371,453	371	(371)	—	—
Common stock issued for exercise of options	82,500	83	158,317	—	158,400
Stock-based compensation expense	—	—	3,644,640	—	3,644,640
Common stock issued for exercise of warrants	100	—	208	—	208
Common stock issued for compensation	56,741	57	131,582	—	131,639
Net loss for the year	—	—	—	(33,884,536)	(33,884,536)
Balance, December 31, 2024	95,570,483	95,570	168,605,692	(76,549,312)	92,151,950
Common stock issued for ATM Program, net of issuance costs	3,022,019	3,022	9,890,322	—	9,893,344
Common stock offering, net of issuance costs	12,400,000	12,400	32,822,481	—	32,834,881
Common stock issued for RSUs and PSUs	778,444	778	(778)	—	—
Common stock issued for exercise of options	239,838	240	230,640	—	230,880
Common stock issued for exercise of warrants	2,020,448	2,020	4,200,511	—	4,202,531
Common stock issued for accrued bonuses	37,610	37	113,922	—	113,959
Payment of income taxes remitted on PSUs, RSUs and shares	—	—	(821,642)	—	(821,642)
Stock-based compensation expense	—	—	3,453,335	—	3,453,335
Net loss	—	—	—	(29,538,699)	(29,538,699)
Balance, December 31, 2025	114,068,842	114,067	218,494,483	(106,088,011)	112,520,539

The accompanying notes are an integral part of these consolidated financial statements.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 1 - Organization and Nature of Business

Dakota Gold Corp., (“we,” “us”, “our,” “the Company,” “Dakota Gold” or “DGC”) was incorporated as JR Resources Corp. (“JR”) on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). We focus our business efforts on the acquisition, exploration, and development of mineral properties in the United States of America (“U.S.”). On May 22, 2020, we completed the domestication process and changed our registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation (“Dakota Territory” or “DTRC”). On May 14, 2024, following the receipt of approval by our stockholders, we changed our state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration in the United States.

Liquidity

As of December 31, 2025, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations.

As of December 31, 2025, the Company had cash and cash equivalents of $29.7 million. As discussed in Note 11, the Company closed a public offering in 2026 whereby the Company raised net proceeds of approximately $71 million, in addition to proceeds from other share issuances. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of these consolidated financial statements, which have been prepared on a going concern basis.

NOTE 2 - Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Consolidation

As of December 31, 2025 and 2024, these consolidated financial statements include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada). All intercompany accounts and transactions between us and our subsidiaries have been eliminated upon consolidation.

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

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 2 - Summary of Accounting Policies (continued)

Functional Currency

The financial position and results of operations of the Company’s Canadian subsidiaries are measured using the U.S. dollar as the functional currency. Accordingly, there is no translation gain or loss associated with these operations. Transaction gains and losses related to foreign currency monetary assets and liabilities where the functional currency is the U.S. dollar are remeasured at current exchange rates and the resulting adjustments are included in the accompanying consolidated statements of operations.

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

Property and Equipment

Property and equipment consist primarily of land, buildings, office furniture and equipment, and are recorded at cost less depreciation and depletion and accumulated impairment losses, if any. Expenditures related to acquiring or extending the useful life of property and equipment are capitalized. Expenditures for repair and maintenance are charged to operations as incurred. The cost of self-constructed assets includes the cost of materials and direct labor. Depreciation is computed using the straight-line method over an asset’s estimated useful life as follows:

Category	Useful Life
Building	39 years
Furniture and equipment	3 to 5 years
Right-of-use assets	2 to 5 years

Leases

The Company determines if a contractual arrangement represents or contains a lease at inception. Right-of-use (“ROU”) assets associated with operating leases are grouped with property and equipment on the consolidated balance sheet. The Company currently has no finance leases.

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

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 2 - Summary of Accounting Policies (continued)

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

The Company assesses the possibility of impairment of the carrying value of its long-lived assets (property and equipment and mineral rights and properties) whenever events or circumstances indicate that the carrying amounts of the asset or assets group may not be recoverable. There were no indicators of impairment identified during the years ended December 31, 2025 or 2024.

Warrants

For Warrants issued to investors in exchange for cash or other financial assets, we follow guidance issued within ASC 480, Distinguishing Liabilities from Equity, to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classifications are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. All warrants outstanding as of December 31, 2025 and December 31, 2024 were classified as equity.

Fair Value Measurements

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of inputs used to measure fair value are described below:

●	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company’s financial instruments consist principally of cash and cash equivalents and accounts payable. The carrying amounts of such financial instruments in the accompanying consolidated financial statements approximate their fair values due to their relatively short-term nature, or the underlying terms are consistent with market terms.

Concentration of Credit Risk

The financial instrument which potentially subjects the Company to credit risk is cash and cash equivalents. The Company holds its cash in U.S. and Canadian banks and U.S. treasury bills, and the risk of default is considered to be remote. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.

Environmental Costs

Environmental expenditures that relate to current operations are expensed as incurred. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue, generally are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of the completion of a feasibility study or the Company’s commitment to a plan of action based on the then known facts.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 2 - Summary of Accounting Policies (continued)

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of shares of common stock outstanding is the basic weighted number of shares adjusted for the dilutive effect of potentially dilutive securities during the period, as applicable.

The dilutive effect of outstanding potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. The effect of the Company’s outstanding potentially dilutive securities were excluded for both the years ended December 31, 2025 and 2024, because they were anti-dilutive.

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

The Company accounts for Stock-Based Compensation for their PSUs, RSUs, and stock options granted to executive officers, directors, and employees, collectively referred to as the “awards”, in accordance with ASC 718, Share Based Payments, classifying such as equity classified awards. Fair value of the awards is determined on grant date, with compensation cost in the financial statements recognized over the requisite service period with a corresponding impact to stockholders’ equity.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 2 - Summary of Accounting Policies (continued)

Deferred Offering Costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the prospectus supplement to the shelf registration statement on Form S-3 filed for the ATM Program with the SEC on July 15, 2022 and renewed on December 10, 2024, have been capitalized and will be reclassified to additional paid-in capital on a pro rata basis when the Company completes offerings under the shelf registration. Any remaining unamortized costs will be expensed immediately should the Company terminate the ATM Program prior to raising the full amount.

During the years ended December 31, 2025 and 2024, ATM Program-related legal and consulting fees totaling approximately $0.4 million and $0.3 million, respectively, had been incurred. During the years ended December 31, 2025 and 2024, ATM Program-related legal and consulting fees totaling approximately $0.3 million and $0.3 million, respectively, were offset against proceeds from the ATM Program in additional paid-in capital (Note 7). As of December 31, 2025 and 2024, there was approximately $0.2 million and $0.3 million, respectively, of such costs deferred and included in other assets on the consolidated balance sheets.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring entities to disclose more detailed information about income tax expense (benefit), significant components of income tax expense (benefit), and separate disclosure of income tax expense (benefit) for domestic and foreign jurisdictions and by major jurisdictions. As an emerging growth company, the Company has elected the extended transition period for complying with ASU 2023-09, which is until annual periods beginning after December 15, 2025.

The Company has implemented all new accounting pronouncements in effect which may impact its financial statements and does not believe there are any other new pronouncements issued that have a material impact on its financial position or results of operations.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - reporting comprehensive income - expense disaggregation disclosure (Subtopic 220-40), requiring entities to disclose in the notes to the financial statements specified information about costs and expenses. ASU 2024-03 is effective for periods beginning after December 15, 2026. The Company has not early adopted ASU 2024-03 and is currently assessing the impacts.

NOTE 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of 2,147 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 49,546 acres located in the Homestake District in Black Hills of South Dakota. These properties include Maitland, the Barrick Option property and the Richmond Hill Project upon exercise of each of their underlying option agreements.

On October 14, 2021, Dakota Gold entered into an option agreement (the “Richmond Hill Option Agreement”) to acquire 100% of Barrick’s interest in the Richmond Hill property. On September 7, 2021, the Company entered into an option agreement to acquire surface rights and certain facilities in the Homestake District (the “Barrick Option”), also with Barrick. Under the terms of the agreement, the Company has the option to acquire 4,261 acres of surface rights with attendant facilities and data held by Barrick. The Company will have 100% ownership in the Barrick Option and the Richmond Hill properties upon exercise of the underlying options. All these properties are in the heart of the Homestake District. The individual claims, properties, options, and leases are aggregated into a single unit mining property, which we refer to as the “Black Hills Property.”

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 3 - Mineral Rights and Properties (continued)

In January 2024 the Company closed an agreement to purchase various databases, mining permits and real properties in Lawrence County, South Dakota from VMC, LLC (“VMC”) for total consideration of $3.3 million, as well as a contingent payment of $2.1 million upon the first of either of the following “triggering events”: (i) the first commercial gold production or (ii) on a change of control, if the Company still owns the real property. The Company’s total consideration to VMC was approximately $3.3 million and was paid in two tranches.

On the closing date, the Company paid one-half of the balance payment in shares of the Company’s common stock based upon the volume-weighted average price (“VWAP”) of the Company’s shares for the 20-day period immediately prior to the closing date. The Company issued a total of 640,638 shares of its common stock, valued at $2.11 per share, on the closing date and paid closing costs of approximately $0.2 million.

The second payment was due in October 2024 of approximately $1.7 million was capitalized at its present value of approximately $1.5 million on January 12, 2024, which reflected a discount rate of 11.66%. Interest expense during 2024 totaled approximately $0.1 million. On October 11, 2024, the Company issued 707,940 shares of common stock with a fair value of approximately $1.7 million as payment in full. The value of any of the Company’s stock was based upon the VWAP of the Company’s shares of common stock for the 20-day period immediately prior to the initial closing date, which was $2.57 per share.

On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill Option Agreement and the Barrick Option until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, on each of March 1, 2026 (paid) (Note 11), March 1, 2027, and March 1, 2028.

As of December 31, 2025 and 2024, the carrying value of the Company’s mineral properties totaled approximately $82.9 million and $82.7 million, respectively. As of December 31, 2025, we are in the exploration stage and have not commenced amortization of our properties. During the year ended December 31, 2025, the Company paid acquisition costs of $0.2 million.

NOTE 4 - Property and Equipment

As of December 31, 2025 and December 31, 2024, the Company’s property and equipment consists of the following:

	Estimated	December 31,	December 31,
	Useful Life	2025	2024
	Years	$	$
Land		418,884	418,884
Building	39	1,423,810	1,423,810
Furniture and equipment	3 to 5	1,183,938	961,655
Right-of-use (“ROU”) assets	2 to 5	205,666	326,946
		3,232,298	3,131,295
Less: accumulated depreciation		(1,082,337)	(883,573)
Property and equipment, net		2,149,961	2,247,722

Depreciation expense for the years ended December 31, 2025 and 2024 is included in exploration expenses and general and administrative expenses.

At December 31, 2025, the Company has three agreements for office and building space in Lead, South Dakota and Vancouver, British Columbia, Canada, all of which have been determined to be operating leases. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company applied a discount rate of 11.66% based on an estimated incremental borrowing rate. During the years ended December 31, 2025 and 2024, the Company recognized rent expense of approximately $0.2 million and approximately $0.1 million, which is included in general and administrative and exploration expenses, on the consolidated statements of operations. The weighted average remaining lease term for operating leases as of December 31, 2025 was 1.1 years. At December 31, 2025 and December 31, 2024, the remaining undiscounted lease payments under these lease agreements totaled approximately $0.2 million and $0.4 million, respectively.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 5 - Accounts Payable and Accrued Liabilities

As of December 31, 2025 and 2024, the Company’s accounts payable and accrued liabilities consist of the following:

	December 31,	December 31,
	2025	2024
	$	$
Trade payables	1,490,521	1,721,119
Accrued liabilities	1,370,167	675,589
Other payables	13,299	220,168
	2,873,987	2,616,876

NOTE 6 - Income Taxes

A summary of the reconciliation of the income tax benefit based on the statutory federal income tax rate of 21% to the income tax expense (benefit) reported in these financial statements for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024
	$	$
Income tax benefit computed at federal statutory rates	(6,214,995)	(7,117,398)
Non-deductible expenses	2,935	5,452
Non-deductible stock-based compensation	(38,800)	472,590
Change in valuation allowance	6,260,538	6,609,916
Other	(72,677)	21,605
Total income tax expense (benefit)	(62,999)	(7,835)

The effective tax rates for the year ended December 31, 2025 was 0.21% (December 31, 2024 - 0.02%). The effective tax rates for the years ended December 31, 2025 and 2024 were less than the statutory rate as the Company is in a tax loss position and does not expect to realize those losses in the near future.

There are no unrecognized tax benefits as of December 31, 2025 and 2024. We file income tax returns in the United States federally and in Canada. The Company has not been subjected to tax examinations for any year. As of December 31, 2025, tax years 2022 through 2025 are open to examination by the tax authorities in the U.S.

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets or liabilities.

Significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024
	$	$
Deferred tax assets:
Net operating losses	11,833,222	10,066,561
Stock-based compensation	2,738,162	2,873,832
Property and equipment	44,064	33,476
Mineral properties	8,474,618	3,859,034
Other	36,609	33,234
Total	23,126,675	16,866,137
Less: valuation allowance	(23,126,675)	(16,866,137)
Total deferred tax assets	—	—

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 6 - Income Taxes (continued)

The Company maintains gross federal net operating loss (“NOL”) carry forwards of approximately $56.2 million ($11.8 million tax-effected) as of December 31, 2025. Of the total gross amount, approximately $8.4 million ($1.8 million tax-effected) will begin to expire in 2027, as they were incurred prior to 2018. The NOLs generated in 2018 - 2025 can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act. There are no unrecognized tax benefits as of December 31, 2025 and 2024. We file income tax returns in the United States federally and in one state jurisdiction and in Canada. The Company has not been subjected to tax examinations for any year. As of December 31, 2025, tax years 2022 through 2025 are open to examination by the tax authorities in the U.S.

Management has established a valuation allowance against any portion of deferred tax assets because it is more likely than not the deferred income tax asset will not be realized.

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
	Fiscal Year	Expense		of Fiscal Year
	$	$		$
Reserves and allowances deducted from asset accounts:
Valuation allowance for deferred tax assets
Year ended December 31, 2025	16,866,137	6,260,538	(1)	23,126,675
Year ended December 31, 2024	10,256,221	6,609,916	(1)	16,866,137
(1)	Primarily associated with net operating losses generated and current year changes in U.S. federal temporary differences

A summary of the tax payments and benefits during the year ended December 31, 2025, is as follows:

Payment
(benifit)
Jurisdiction	amount
$
Canada	(62,999)
United states	—
Net payment (refund)	(62,999)

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 7 - Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, pre-emptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder action (other than an amendment to our articles of incorporation) requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is present. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

On May 13, 2025, the stockholders of the Company voted to increase the number of shares of common stock reserved for issuance pursuant to awards under the Company’s 2022 Stock Incentive Plan from 6,250,000 to 10,750,000. As of December 31, 2025, a total of 4,570,042 shares of common stock remain available for future grants under the 2022 Stock Incentive Plan.

On March 25, 2025, the Company announced a public offering (the “Offering”) through which the Company raised gross proceeds of approximately $35.1 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share. The Company incurred a total of approximately $2.3 million of share issuance costs pursuant to the Offering and recorded the share issuance costs as a reduction to proceeds in additional paid-in capital.

On October 21, 2022, the Company entered into an Equity Distribution Agreement (“EDM”) with BMO Capital Markets Corp. and Canaccord Genuity LLC to establish an ATM Program. On December 10, 2024, Dakota Gold entered into an Amended and Restated EDM with BMO Capital Markets Corp. and Canaccord Genuity LLC. On November 13, 2025, Dakota Gold entered into another Amended and Restated EDM with BMO Capital Markets Corp., Canaccord Genuity LLC and H.C. Wainwright & Co., LLC (collectively, the “Sales Agents”). Under the terms of the Amended and Restated EDM, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50 million from time to time through any of the Sales Agents. During the years ended December 31, 2025 and 2024, the Company utilized the ATM Program to raise net proceeds of approximately $9.9 million and $9.9 million, respectively, by issuing 3,022,019 and 4,510,486 shares of common stock, respectively.

On October 20, 2023, OMF Fund IV SPV C LLC, an entity managed by Orion Mine Finance (“Orion”), was granted a right to match the terms of future financings of the Company (the “Matching Right”). Orion’s Matching Right does not include any equity or convertible debt offering conducted by the Company on a non-brokered basis or conducted by banks or brokers with aggregate proceeds of up to $200 million (of which no more than $50 million may be in the form of unsecured convertible debt), including equity issuances from the Company’s ATM Program. The Matching Right will expire on the earlier of (i) October 11, 2033, (ii) the date that is 24 months after the date the Company obtains all permits and planning approvals necessary for construction on one of its material properties, and (iii) the closing of a financing by the Company in the aggregate amount of at least $300 million, so long as the Company complied with its obligation to permit Orion to exercise its Matching Right. As of December 31, 2025, the Company has raised approximately $58.4 million in exempt gross proceeds, and no proceeds subject to the Matching Right. Subsequent to December 31, 2025, the Company raised approximately $3.6 million in gross proceeds utilizing the ATM Program and approximately $75.0 million in gross proceeds through a public offering, all of which were exempt from the Matching Right (Note 11). As of March 25, 2026, the Company has approximately $61.6 million in exemptions from the Matching Right remaining.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 7 - Stockholders’ Equity (continued)

Stock-based Compensation

Stock-based compensation expense is included in exploration as well as general and administrative expenses, based upon the primary activities of the grantees. The Company recognized stock-based compensation expense as follows in the accompanying consolidated statement of operations:

	Years Ended December 31,
	2025	2024
	$	$
RSUs	1,555,098	1,616,421
PSUs	366,738	825,633
Stock options	598,053	571,004
Other	—	131,639
Allocated to general and administrative expense	2,519,889	3,144,697

RSUs	535,603	305,557
PSUs	173,048	211,982
Stock options	224,795	114,043
Allocated to exploration expense	933,446	631,582
Total stock-based compensation expense	3,453,335	3,776,279

As of December 31, 2025, unrecognized compensation expense and weighted-average vesting period for each of the Company’s stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	Compensation	average
	Expense	Vesting Period
	$	Years
RSUs	1,748,014	2.10
PSUs	229,852	1.38
Stock options	1,630,841	2.42
	3,608,707	2.20

Stock Options

Outstanding stock options under the 2022 Stock Incentive Plan have a term of five years.

During the years ended December 31, 2025 and 2024, the Company issued stock options, exercisable for up to five years, to certain executive officers, where vesting occurs over a one -to- three -year period based on a time-of-service vesting condition. To determine stock-based compensation expense for stock options, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model for the periods presented, which requires certain assumptions to determine fair value. The key assumptions for the stock option grants in the years ended December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
Weighted-average expected volatility	63.9%	65.6%
Weighted-average expected life in years	3.5	3.5
Weighted-average dividend yield	0.0%	0.0%
Weighted-average risk-free interest rate	3.91%	4.26%

The average grant date fair value of the options was $1.57 and $1.05 per share for those issued during the year ended December 31, 2025 and 2024, respectively.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 7 - Stockholders’ Equity (continued)

For 2025 options, estimated volatility is based on historical volatility of the Company’s stock. Prior to 2024, this estimate was based on the average volatility of the Company’s peer group as there was no sufficient historical data to make this estimate.

The stock-based compensation expense related to the options has been recognized in the Company’s consolidated financial statements since the grant date and the fair value, estimated at the initial grant date using the Black-Scholes option pricing model, will continue to be amortized over the vesting period.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2025 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise Price	Life	Value
	#	$	Years	$
Outstanding as of December 31, 2024	4,177,876	3.63	2.13	196,327
Options granted	1,507,634	3.21
Options forfeited/cancelled	(500,429)	3.43
Options exercised	(388,999)	2.35
Outstanding as of December 31, 2025	4,796,082	3.62	2.14	9,880,933
Options exercisable as of December 31, 2025	3,047,907	3.93	0.95	5,343,779

The total intrinsic value of options exercised in the years ended December 31, 2025 and 2024 was approximately $0.8 million and $0.0 million, respectively.

A summary of the Company’s stock options outstanding at December 31, 2025 follows:

	Number of	Exercise	Remaining
Expiry Date	Options	Price	Life
	#	$	Years
March 15, 2026	242,876	1.92	0.20
May 17, 2026	1,346,875	4.76	0.38
September 13, 2026	200,000	5.09	0.70
October 18, 2026	300,000	4.64	0.80
September 2, 2027	571,447	3.01	1.67
March 1, 2028	270,477	2.81	2.17
March 1, 2029	356,773	2.12	3.17
March 3, 2030	108,634	3.03	4.17
April 24, 2030	374,000	2.75	4.32
May 20, 2030	200,000	2.97	4.39
June 1, 2030	500,000	3.06	4.42
September 1, 2030	325,000	4.17	4.67
	4,796,082

RSUs

The Company’s 2022 Stock Incentive Plan provides for the issuance of RSUs in amounts as approved by the Company’s board of directors.

During the years ended December 31, 2025 and 2024, the Company granted RSUs to executive officers, directors and employees. Each RSU represents the right to receive one share of the Company’s common stock. The fair value of RSUs granted were measured at the grant-date price of the Company’s shares and vest over a three -year period. The stock-based compensation expense related to RSUs will continue to be amortized over the vesting period.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 7 - Stockholders’ Equity (continued)

The Company recognized stock-based compensation expense, which was allocated to exploration expenses and general and administrative expenses, based upon the primary activities of the grantees.

During the year ended December 31, 2025, 742,229 RSUs were settled through the issuance of 561,696 shares of common stock and payment of approximately $0.6 million for related withholding taxes. During the year ended December 31, 2024, 371,453 RSUs were settled through the issuance of 371,453 shares of common stock.

PSUs

The Company’s 2022 Stock Incentive Plan provides for the issuance of PSUs in amounts as approved by the Company’s Board of Directors.

During the years ended December 31, 2025 and 2024, the Company granted PSUs to executive officers.

The PSUs granted in the years ended December 31, 2025 and 2024 vest over a three -year period. Each PSU award entitles the participant to receive a variable number of shares of the Company’s common stock based on the Company’s performance against the MVIS Global Junior Gold Miners Index for the relevant performance periods. The total number of shares that may be earned for PSUs is based on performance over the performance period and ranges from 0% to 200% of the target number of shares, based on the table below:

Company Stock Price
Performance Relative to
Index Performance by:	Index Multiplier
>=50%	200%
Equals	100%
negative 50%	50%
<negative 50%	0%

The fair value of the PSUs was determined using a Monte Carlo simulation, and the weighted average assumptions of the PSUs are as follows:

	Years Ended December 31,
	2025	2024
Weighted-average expected volatility	62.7%	65.6%
Discount period in years	1.03	1.83
Weighted-average dividend yield	0.0%	0.0%
Risk-free rate	4.06%	4.37%

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

During the year ended December 31, 2025, 310,899 PSUs settled at 74% of performance target through the issuance of 216,748 shares of common stock and payment of approximately $0.2 million for related withholding taxes. During the year ended December 31, 2024, 147,337 PSUs settled at 78% of performance target through the issuance of 115,517 shares of common stock.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 7 - Stockholders’ Equity (continued)

A summary of the status and activity of the Company’s non-vested RSUs and PSUs for the year ended December 31, 2025 is as follows:

		Weighted-		Weighted-
		average Grant		average Grant
		Date Fair		Date Fair
	Number of	Value per	Number of	Value per
	RSU Awards	Award	PSU Awards	Award
	#	$	#	$
Non-vested, December 31, 2024	1,465,263	2.42	699,289	2.89
Granted	927,909	3.10	107,259	3.61
Vested	(742,229)	2.55	(310,899)	2.44
Forfeited/cancelled	(114,863)	2.76	(150,187)	2.39
Non-vested, December 31, 2025	1,536,080	2.74	345,462	3.74

The total intrinsic value of RSUs that settled in the years ended December 31, 2025 and 2024 was approximately $2.3 million and $0.9 million, respectively. The total intrinsic value of PSUs that settled in the years ended December 31, 2025 and 2024 was approximately $0.9 million and $0.2 million, respectively.

Warrants

During the year ended December 31, 2025, the Company issued no warrants. A summary of the Company’s warrant activity is as follows:

		Weighted
		Average
	Warrants	Exercise Price
	#	$
Balance, December 31, 2024	7,602,993	2.08
Exercised	(2,020,448)	2.08
Balance, December 31, 2025	5,582,545	2.08

As of December 31, 2025, all 5,582,545 outstanding warrants had a remaining life of 0.20 years, an exercise price of $2.08 and expire on March 15, 2026.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

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

The following shares were potentially dilutive during the periods presented and include shares from warrants and stock options with average prices of common stock exceeding exercise prices as well as RSUs and PSUs. However, the shares from these securities were excluded from the diluted loss per share calculation, because the Company incurred net losses and the effect would be anti-dilutive for all periods presented.

	Years Ended December 31,
	2025	2024

Warrants	5,582,545	7,602,993
Stock options	2,624,207	1,019,716
RSUs	1,536,080	1,465,263
PSUs	345,462	699,289
	10,088,294	10,787,261

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

Dakota Gold’s chief operating decision maker (“CODM”) is our CEO. Exploration and general and administrative expenses, which are reported on the consolidated statements of operations and comprehensive income and reconciles to net loss therein, are the measures of loss used by the CODM to allocate resources to our exploration and evaluation activities, and the CODM monitors budget versus actual results to assess the performance of the segment. The CODM also reviews expenditures for any capital or long-lived asset acquisitions, which are included in the statement of cash flows. Total segment assets are reported on the balance sheet. Segment information is prepared on the same basis that the CODM manages our segment, evaluates financial results, and makes key operating decisions.

DAKOTA GOLD CORP.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 10 - Segment Information (continued)

The significant segment expenses for the Exploration and Evaluation operating segment within exploration expenses that are regularly provided to the CODM are drilling and drilling related costs, study costs and labor. Within general and administration expenses, the significant expenses are labor costs.

	Years Ended December 31,
	2025	2024
	$	$
Exploration expenses
Drilling and other directly related costs	11,725,217	15,449,982
Studies	2,903,461	947,211
Labor	4,085,630	3,801,820
Other	2,277,038	3,508,149
	20,991,346	23,707,162

General and administrative expenses
Labor	3,430,601	2,841,435
Other	6,332,795	7,783,645
	9,763,396	10,625,080
Operating expenses	30,754,742	34,332,242

NOTE 11 - Subsequent Events

On February 26, 2026, the Company paid annual payments of $170,000 and $340,000 for the Richmond Hill option and the Homestake option agreements, respectively.

Subsequent to December 31, 2025, the Company utilized its ATM Program to raise gross proceeds of approximately $3.6 million by issuing 586,749 shares of common stock.

Subsequent to December 31, 2025, the Company announced the successful closing of a public offering, whereby the Company raised net proceeds of approximately $71 million by issuing 12,336,000 shares of our common stock at a price of $6.08 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Form 10-K, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including our CEO and chief financial officer (“CFO”), of the effectiveness of the design and operations of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Evaluation of Management’s Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025. This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Attestation Report of the Registered Public Accounting Firm.

As a smaller reporting company, management’s report on disclosure controls and procedures and internal control over financial reporting is not subject to attestation by the Company’s registered public accounting firm.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below.

On January 15, 2026, Jennifer Grafton, a director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Grafton’s trading arrangement provides for the sale of up to 15,511 shares of the Company’s common stock pursuant to a one-time market order on May 18, 2026. The trading arrangement has a term of one year from the effective date and will automatically terminate upon the earlier of (i) the sale of the maximum shares subject to the plan, (ii) twelve months from the effective date of the instructions without all of the securities having been sold, or (iii) the occurrence of certain other termination events specified in the plan.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement for our annual stockholders’ meeting, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our proxy statement for our annual stockholders’ meeting, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our proxy statement for our annual stockholders’ meeting, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our proxy statement for our annual stockholders’ meeting, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our proxy statement for our annual stockholders’ meeting, which will be filed with the SEC within 120 days after December 31, 2025, and is incorporated by reference into this report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See “Exhibit Index” on the following page.

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

3.4	Delaware Bylaws of Dakota Gold Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on May 17, 2024)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 28, 2024).
10.3	Employment Agreement, effective April 19, 2024, by and between the Company and Shawn Campbell (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 24, 2024).#
10.4	Employment Agreement, effective April 19, 2024, by and between the Company and James Berry (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 24, 2024).#
10.5

Employment Agreement, dated as of November 6, 2025, by and between Dakota Gold Corp. and Robert Quartermain (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2025).#

10.6	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2025).#
10.7	Dakota Territory Resource Corp. 2021 Stock Incentive Plan (incorporated by reference to Annex C to the Proxy Statement on Schedule 14A of Dakota Territory Resource Corp. filed on March 11, 2022).#
10.8	Dakota Gold Corp. 2022 Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A of Dakota Gold Corp. filed on July 25, 2022).#
10.9	Form of Stock Option Award Agreement under the Dakota Gold Corp. 2022 Stock Incentive Plan.#*
10.10	Form of Performance Share Agreement under the Dakota Gold Corp. 2022 Stock Incentive Plan.#*
10.11	Form of Restricted Stock Unit Award Agreement under the Dakota Gold Corp. 2022 Stock Incentive Plan.#*
10.12

Option Agreement for Purchase and Sale of Real Property, dated October 14, 2021, by and between Homestake Mining Company of California, LAC Minerals (USA) LLC and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed on February 1, 2022).

10.12.1

Second Amendment to Option Agreement for Purchase and Sale of Real Property, dated November 20, 2023, by and between Homestake Mining Company of California and DTRC LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2023).

10.12.2

Third Amendment to Option Agreement for Purchase and Sale of Real Property dated February 3, 2025 between Homestake Mining Company of California and DTRC LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 6, 2025).

10.13

Option Agreement for Purchase and Sale of Real Property, dated September 7, 2021, by and between Homestake Mining Company of California and Dakota Territory Resource Corp. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 filed on February 1, 2022).

10.13.1

Second Amendment to Option Agreement for Purchase and Sale of Real Property dated February 3, 2025 between Homestake Mining Company of California, LAC Minerals (USA) LLC, Dakota Gold Corp. and DTRC LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K on filed February 6, 2025).

10.14

Subscription Agreement, dated as of October 11, 2023, by and between the Company and OMF Fund IV SPV C LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2023).

10.15	Subscription Agreement, dated as of June 26, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2024).
10.16

Amended and Restated Equity Distribution Agreement, dated November 13, 2025, among Dakota Gold Corp., BMO Capital Markets Corp., Canaccord Genuity LLC and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on November 13, 2025).

10.17	Form of Executive Compensation Plan.#*
16.1	Letter from Ernst & Young, LLP, dated November 21, 2025 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 21, 2025).

19.1	Insider Trading Policy of the Company, dated November 14, 2024.*
21.1	Subsidiaries of Dakota Gold Corp. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 28, 2024).
23.1	Consent of Qualified Person – M3 Engineering and Technology Corp.*
23.2	Consent of Qualified Person – M3 Engineering and Technology Corp.*
23.3	Consent of Qualified Person – Independent Mining Consultants, Inc.*
23.4	Consent of Qualified Person – Woods Process Service, LLC.*
23.5	Consent of Qualified Person – RESPEC Company, LLC.*
23.6	Consent of Qualified Person – RESPEC Company, LLC.*
23.7	Consent of Deloitte & Touche LLP.*
23.8	Consent of Ernst & Young, LLP.*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
96.1	S-K 1300 Initial Assessment and Technical Report Summary for Richmond Hill Gold Project (incorporated by reference to Exhibit 96.1 of the Current Report on Form 8-K filed on February 6, 2025).
96.2

S-K 1300 Initial Assessment and Technical Report Summary for Richmond Hill Gold Project, dated July 7, 2025 (incorporated by reference to Exhibit 96.1 of the Current Report on Form 8-K filed on July 7, 2025).

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

DAKOTA GOLD CORP.

/s/ Robert Quartermain
By: Robert Quartermain
Chief Executive Officer and Co-Chairman (Principal Executive Officer)
Dated: March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Quartermain
By: Robert Quartermain
Chief Executive Officer, Co-Chairman and Director (Principal Executive Officer)
Dated: March 25, 2026

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: March 25, 2026

/s/ Stephen O’Rourke
By: Stephen T. O’Rourke
Co-Chairman and Director
Dated: March 25, 2026

/s/ Kevin Puil
By: Kevin Puil
Director
Dated: March 25, 2026

/s/ Alice Schroeder
By: Alice Schroeder
Director
Dated: March 25, 2026

/s/ Jennifer Grafton
By: Jennifer Grafton
Director
Dated: March 25, 2026

/s/ Todd Kenner
By: Todd Kenner
Director
Dated: March 25, 2026

/s/ Brian Iverson
By: Brian Iverson
Director
Dated: March 25, 2026