Form 10-Q
period 2026-03-31
Dakota Gold Corp.
filed 2026-05-14
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of May 14, 2026, there were 133,928,097 shares of common stock outstanding.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Balance Sheets (Unaudited)

	March 31,	December 31,
All amounts in US dollars ($)	2026	2025
	$	$
ASSETS

Current assets
Cash and cash equivalents	106,905,440	29,686,451
Prepaid expenses and other current assets	757,015	667,330
Total current assets	107,662,455	30,353,781

Non-current assets
Mineral rights and properties	83,390,889	82,898,617
Property and equipment, net	2,138,250	2,149,961
Other assets	488,433	455,591
Total assets	193,680,027	115,857,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	2,681,719	2,873,987
Lease liabilities – current	114,579	124,785
Total current liabilities	2,796,298	2,998,772

Non-current liabilities
Lease liabilities	53,674	80,881
Other non-current liability	—	257,758
Total liabilities	2,849,972	3,337,411

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, par value $0.001; 300,000,000 authorized, 133,517,177 and 114,068,842 shares outstanding, respectively	133,516	114,067
Additional paid-in capital	305,246,991	218,494,483
Accumulated deficit	(114,550,452)	(106,088,011)
Total stockholders’ equity	190,830,055	112,520,539
Total liabilities and stockholders’ equity	193,680,027	115,857,950

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2026	2025
	$	$
Operating expenses
Exploration expenses	6,517,489	1,913,229
General and administrative expenses	2,468,078	1,900,868
Loss from operations	(8,985,567)	(3,814,097)

Other income (expenses)
Foreign exchange loss	(15,560)	(8,497)
Gain on sale of property and equipment	11,629	—
Interest income	527,544	83,078
Total other income	523,613	74,581

Loss before income taxes	(8,461,954)	(3,739,516)
Income tax expense	(487)	(6,027)
Net loss and comprehensive loss	(8,462,441)	(3,745,543)

Basic and diluted loss per share	(0.07)	(0.04)

Weighted average number of basic and diluted shares of common stock outstanding	123,779,472	97,561,821

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	$	$
Operating activities
Net loss	(8,462,441)	(3,745,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	46,696	48,230
Gain on sale of property and equipment	(11,629)	—
Stock-based compensation expense	567,419	737,284
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(89,685)	(118,767)
Accounts payable and accrued liabilities	(199,358)	(860,043)
Net cash used in operating activities	(8,148,998)	(3,938,839)

Investing activities
Purchases of property and equipment	(73,794)	—
Proceeds from the sale of property and equipment	13,000	—
Purchases of mineral rights and properties	(750,030)	—
Net cash used in investing activities	(810,824)	—

Financing activities
Proceeds from sale of common stock on at-the-market program (the “ATM Program”), net of issuance costs	3,487,919	7,316,230
Proceeds from common stock offering, net of issuance costs	71,776,027	32,684,881
Proceeds from exercise of stock options	299,600	19,200
Proceeds from exercise of warrants	10,898,838	1,622,500
Payments of income taxes on performance stock units (“PSUs”), restricted stock units (“RSUs”) and shares issued for compensation	(283,573)	(507,594)
Net cash provided by financing activities	86,178,811	41,135,217

Net change in cash and cash equivalents	77,218,989	37,196,378
Cash and cash equivalents, beginning of period	29,686,451	9,408,270
Cash and cash equivalents, end of period	106,905,440	46,604,648

Non-cash investing and financing activities and supplemental cash flow information
Amortization and expiration of deferred ATM offering costs offset against additional paid-in capital	(25,727)	(37,293)
Common stock issued for purchase of mineral rights and properties	—	113,958

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity
	#	$	$	$	$
Balance, December 31, 2024	95,570,483	95,570	168,605,692	(76,549,312)	92,151,950
Common stock issued for ATM Program, net of issuance costs	2,548,713	2,549	7,276,388	—	7,278,937
Common stock offering, net of issuance costs	12,400,000	12,400	32,672,481	—	32,684,881
Common stock issued for RSUs and PSUs	529,989	530	(530)	—	—
Common stock issued for exercise of options	10,000	10	19,190	—	19,200
Common stock issued for exercise of warrants	780,048	780	1,621,720	—	1,622,500
Common stock issued for accrued compensation	37,610	37	113,922	—	113,959
Payment of income taxes remitted on PSUs, RSUs and shares	—	—	(507,594)	—	(507,594)
Stock-based compensation expense	—	—	737,284	—	737,284
Net loss	—	—	—	(3,745,543)	(3,745,543)
Balance, March 31, 2025	111,876,843	111,876	210,538,553	(80,294,855)	130,355,574

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity
	#	$	$	$	$
Balance, December 31, 2025	114,068,842	114,067	218,494,483	(106,088,011)	112,520,539
Common stock issued for ATM Program, net of issuance costs	586,749	587	3,513,059	—	3,513,646
Common stock offering, net of issuance costs	12,561,000	12,561	71,763,466	—	71,776,027
Common stock issued for RSUs and PSUs	769,720	770	(770)	—	—
Common stock issued for exercise of options	291,045	291	299,309	—	299,600
Common stock issued for exercise of warrants	5,239,821	5,240	10,893,598	—	10,898,838
Payment of income taxes remitted on PSUs, RSUs and shares	—	—	(283,573)	—	(283,573)
Stock-based compensation expense	—	—	567,419	—	567,419
Net loss	—	—	—	(8,462,441)	(8,462,441)
Balance, March 31, 2026	133,517,177	133,516	305,246,991	(114,550,452)	190,830,055

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

NOTE 1 - Organization and Nature of Business

Dakota Gold Corp. (“we,” “us”, “our,” “the Company,” “Dakota Gold” or “DGC”) was incorporated as JR Resources Corp. on November 15, 2017 under the Business Corporations Act (British Columbia, Canada). We focus our business efforts on the acquisition, exploration, and development of mineral properties in the United States of America (“U.S.”). On May 22, 2020, we completed the domestication process and changed our registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation (“Dakota Territory” or “DTRC”). On May 14, 2024, following the receipt of approval by our stockholders, we changed our state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration, in the United States.

Liquidity

As of March 31, 2026, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations as the Company has no source of revenue yet.

As of March 31, 2026, the Company had cash and cash equivalents of approximately $106.9 million. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of these condensed consolidated interim financial statements for the three months ended March 31, 2026 and 2025 (the “financial statements”), which have been prepared on a going concern basis.

NOTE 2 - Summary of Accounting Policies

Basis of Presentation

These unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as filed with the SEC on March 25, 2026.

The unaudited condensed consolidated financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year ended December 31, 2025, as reported in the Company’s Annual Report, have been omitted. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements of the Company and in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.

Basis of Consolidation

As of March 31, 2026 and 2025, these condensed consolidated financial statements include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada). All intercompany accounts and transactions between us and our subsidiaries have been eliminated upon consolidation.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

NOTE 2 - Summary of Accounting Policies (continued)

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

On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill Option Agreement and the Barrick Option until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, on each of March 1, 2026 (paid), March 1, 2027, and March 1, 2028.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s mineral properties totaled approximately $83.4 million and $82.9 million, respectively. As of March 31, 2026, we are in the exploration stage and have not commenced amortization of our properties. During the three months ended March 31, 2026 and 2025, the Company paid acquisition costs of approximately $0.5 million and $nil, respectively.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

NOTE 4 - Property and Equipment

As of March 31, 2026 and December 31, 2025, the Company’s property and equipment consists of the following:

	Estimated	March 31,	December 31,
	Useful Life	2026	2025
	Years	$	$
Land		418,884	418,884
Building	39	1,467,762	1,423,810
Furniture and equipment	3 to 5	1,180,856	1,183,938
Right-of-use (“ROU”) assets	2 to 5	168,253	205,666
		3,235,755	3,232,298
Less: accumulated depreciation		(1,097,505)	(1,082,337)
Property and equipment, net		2,138,250	2,149,961

Depreciation expense for the three months ended March 31, 2026 and 2025 is included in exploration expenses and general and administrative expenses.

At March 31, 2026, the Company has agreements for office and building space in Lead, South Dakota and Vancouver, British Columbia, Canada, all of which have been determined to be operating leases. The lease agreements do not contain extension options. For measurement of the original lease liability and ROU asset, the Company applied a discount rate of 11.66% based on an estimated incremental borrowing rate. Rent expense is included in general and administrative and exploration expenses on the consolidated statements of operations. The weighted average remaining lease term for operating leases as of March 31, 2026 was 0.9 years. As of March 31, 2026 and December 31, 2025, the remaining undiscounted lease payments under these lease agreements totaled approximately $0.2 million and $0.2 million, respectively.

NOTE 5 - Accounts Payable and Accrued Liabilities

As of March 31, 2026 and December 31, 2025, the Company’s accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2026	2025
	$	$
Trade payables	1,538,972	1,490,521
Accrued liabilities	1,135,933	1,370,167
Other payables	6,814	13,299
	2,681,719	2,873,987

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

NOTE 6 - Income Taxes

A summary of the reconciliation of the income tax expense based on the statutory federal income tax rate of 21% to the income tax expense reported in these financial statements for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,
	2026	2025
	$	$
Income tax benefit computed at federal statutory rates	(1,776,996)	(785,298)
Change in valuation allowance	2,356,945	846,210
Non-deductible stock-based compensation	—	(58,763)
Stock-based compensation	(580,359)	—
Other	897	3,878
Total income tax expense	487	6,027

The effective tax rates for the three months ended March 31, 2026 and 2025 were 0.01% and 0.16%, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 were less than the statutory rate as the Company is in a tax loss position and does not expect to realize those losses in the near future.

NOTE 7 - Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, pre-emptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting, and other general stockholder actions (other than an amendment to our articles of incorporation) requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is present. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

On May 13, 2025, the stockholders of the Company voted to increase the number of shares of common stock reserved for issuance pursuant to awards under the Company’s 2022 Stock Incentive Plan from 6,250,000 to 10,750,000. As of March 31, 2026, a total of 4,252,710 shares of common stock remain available for future grants under the 2022 Stock Incentive Plan.

On February 9, 2026, the Company announced a public offering through which the Company raised gross proceeds of approximately $75.0 million by issuing 12,336,000 shares of our common stock at a price of $6.08 per share. The Company incurred a total of approximately $4.5 million of share issuance costs pursuant to the public offering and recorded the share issuance costs as a reduction to proceeds in additional paid-in capital. The shares of common stock were offered by the Company with BMO Capital Markets and Scotiabank acting as lead book-running managers and Canaccord Genuity, CIBC Capital Markets, Agentis Capital Markets (First Nations Financial Markets LP), H.C. Wainwright & Co., RBC Capital Markets and D. Boral Capital acting as co-managers (collectively, the “Underwriters”). The Company also granted the Underwriters an option (the “Option”) to purchase up to an additional 1,850,400 shares of Common Stock exercisable for a period of 30 days from the date of the Underwriting Agreement, dated February 9, 2026. On February 20, 2026, the Underwriters exercised the Option to purchase an additional 225,000 shares of common stock for gross proceeds of approximately $1.4 million. The Company incurred a total of approximately $0.1 million of share issuance costs pursuant to the Option exercise and recorded the share issuance costs as a reduction to proceeds in additional paid-in capital.

On March 25, 2025, the Company announced a public offering through which the Company raised gross proceeds of approximately $35.1 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share. The Company incurred a total of approximately $2.3 million of share issuance costs pursuant to the public offering and recorded the share issuance costs as a reduction to proceeds in additional paid-in capital.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

NOTE 7 - Stockholders’ Equity (continued)

On October 21, 2022, the Company entered into an Equity Distribution Agreement (“EDM”) with BMO Capital Markets Corp. and Canaccord Genuity LLC to establish an ATM Program. On December 10, 2024, Dakota Gold entered into an Amended and Restated EDM with BMO Capital Markets Corp. and Canaccord Genuity LLC. On November 13, 2025, Dakota Gold entered into another Amended and Restated EDM with BMO Capital Markets Corp., Canaccord Genuity LLC and H.C. Wainwright & Co., LLC (collectively, the “Sales Agents”). Under the terms of the Amended and Restated EDM, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50 million from time to time through any of the Sales Agents. During the three months ended March 31, 2026 and 2025, the Company utilized the ATM Program to raise net proceeds of approximately $3.5 million and $7.3 million, respectively, by issuing 586,749 and 2,548,713 shares of common stock, respectively.

On October 20, 2023, OMF Fund IV SPV C LLC, an entity managed by Orion Mine Finance (“Orion”), was granted a right to match the terms of future financings of the Company (the “Matching Right”). Orion’s Matching Right does not include any equity or convertible debt offering conducted by the Company on a non-brokered basis or conducted by banks or brokers with aggregate proceeds of up to $200 million (of which no more than $50 million may be in the form of unsecured convertible debt), including equity issuances from the Company’s ATM Program. The Matching Right will expire on the earlier of (i) October 11, 2033, (ii) the date that is 24 months after the date the Company obtains all permits and planning approvals necessary for construction on one of its material properties, and (iii) the closing of a financing by the Company in the aggregate amount of at least $300 million, so long as the Company complied with its obligation to permit Orion to exercise its Matching Right. As of March 31, 2026, the Company has raised approximately $138.4 million in exempt gross proceeds, and no proceeds subject to the Matching Right. As of May 14, 2026, the Company has approximately $61.6 million in exemptions from the Matching Right remaining.

Stock-based Compensation

Stock-based compensation expense is included in exploration as well as general and administrative expenses, based upon the primary activities of the grantees. The Company recognized stock-based compensation expense as follows in the accompanying consolidated statement of operations:

	Three Months Ended March 31,
	2026	2025
	$	$
RSUs	296,829	388,494
PSUs	(21,674)	107,899
Stock options	243,069	106,846
Allocated to general and administrative expense	518,224	603,239

RSUs	84,968	80,930
PSUs	(47,094)	28,722
Stock options	11,321	24,393
Allocated to exploration expense	49,195	134,045
Total stock-based compensation expense	567,419	737,284

During the three months ended March 31, 2026, the Company granted the following stock-based compensation awards:

		Weighted
		average fair
	Number	value
	#	$
RSUs	247,328	4.67
PSUs	—	—
Stock options	100,000	3.19
Total equity awards granted	347,328

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

NOTE 7 - Stockholders’ Equity (continued)

As of March 31, 2026, unrecognized compensation expense and weighted-average vesting period for each of the Company’s stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	Compensation	average
	Expense	Vesting Period
	$	Years
RSUs	2,334,571	1.72
PSUs	97,593	1.11
Stock options	1,467,336	1.68
	3,899,500	1.68

Warrants

As at March 31, 2026 and December 31, 2025, the Company had nil and 5,582,545 warrants outstanding, respectively. During the three months ended March 31, 2026 and 2025, 5,239,821 and 780,048 warrants were exercised, respectively, and 342,724 and nil warrants expired unexercised, respectively.

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

	Three months ended March 31,
	2026	2025
	#	#
Warrants	—	6,822,945
Stock options	3,963,460	1,009,716
RSUs	1,100,824	1,626,573
PSUs	91,966	585,016
	5,156,250	10,044,250

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

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

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

Dakota Gold’s chief operating decision maker (“CODM”) is our chief executive officer (“CEO”). Exploration and general and administrative expenses, which are reported on the consolidated statements of operations and comprehensive income and reconciles to net loss therein, are the measures of loss used by the CODM to allocate resources to our exploration and evaluation activities, and the CODM monitors budget versus actual results to assess the performance of the segment. The CODM also reviews expenditures for any capital or long-lived asset acquisitions, which are included in the statement of cash flows. Total segment assets are reported on the balance sheet. Segment information is prepared on the same basis that the CODM manages our segment, evaluates financial results, and makes key operating decisions.

The significant segment expenses regularly provided to the CODM are as follows:

	Three months ended March 31,
	2026	2025
	$	$
Exploration expenses
Drilling and other directly related costs	4,126,980	267,279
Studies	734,197	342,951
Labor	1,161,379	1,075,516
Other	494,933	227,483
	6,517,489	1,913,229

General and administrative expenses
Labor	921,142	439,287
Other	1,546,936	1,461,581
	2,468,078	1,900,868
Operating expenses	8,985,567	3,814,097

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Annual Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including statements related to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects,” “anticipates,” “plans,” “estimates” or “intends,” the negatives thereof, variations thereon and similar expressions, or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements in this quarterly report relate to, among other things:

●	our businesses and prospects and our overall strategy;
●	the progress, potential and uncertainties of the Company’s exploration program;
●	our planned exploration activities across our portfolio of exploration targets;
●	our planned or estimated capital expenditures for exploration and general and administrative costs;
●	government regulations, including our ability to obtain, and the timing of, necessary government permits and approvals;
●	expectations regarding the availability of our liquidity and capital resources, and our ability to scale down spending if sufficient resources are not available;
●	our ability to obtain financing as needed and the terms of such financing transactions;
●	progress in developing our projects and the timing of that progress; and
●	attributes and future values of the Company’s projects or other interests, operations or rights.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with or related to:

●	lack of defined mineral reserve estimates prepared in accordance with Subpart 1300 of Regulation S-K (“S-K 1300”);
●	the failure to successfully execute management’s strategy and manage our growth;
●	our limited operating history and history of losses, including the potential for future losses;
●	uncertainty as to future production at our mineral exploration and development properties;
●	our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;
●	ownership of surface rights at our Black Hills Property;
●	mining exploration and development risks, including risks related to regulatory approvals, operational hazards and accidents, equipment breakdowns, labor and contractor disputes, contractual disputes related to exploration properties, unanticipated or increased operating costs and other unanticipated difficulties;
●	potential health risks associated with mining and mineral exploration;
●	fluctuations in commodity prices;
●	future adverse legislation regarding the mining industry and climate change;
●	uncertainties associated with potential litigation matters, including environmental lawsuits;
●	our land reclamation requirements;
●	our ability to maintain the adequacy of internal control over financial reporting;
●	adverse technological changes and cybersecurity threats;
●	title in our properties;
●	competition in the gold and silver mining industries;
●	economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets;
●	economic uncertainty and market volatility due to potential new tariffs on imported and exported goods;
●	our ability to attract and retain key management and mining personnel necessary to successfully operate and grow our business;

●	volatility in the market price of our listed securities; and
●	other factors set forth under “Item 1A. Risk Factors” included in our Annual Report.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

This management’s discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto as set forth herein and the Company’s annual audited financial statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect our business, including without limitation, the disclosures made under “Risk Factors” of the Annual Report.

The Company’s unaudited financial statements are stated in United States dollars and are prepared in accordance with U.S. GAAP.

As the Company is an exploration stage company as defined under S-K 1300 and has not generated revenues to date, our business is subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth.

Overview

The Company’s goal is to create stockholder value through the acquisition, responsible exploration, and future development of high caliber gold properties in the Homestake District of South Dakota. The Company uses our proprietary information from the Historic Homestake Mining Company, modern exploration and mining techniques, and geologic information and interpretations based on experience at other mines, new academic research and information from proprietary geophysical surveys to focus our programs and build upon where the historic Homestake Mining Company left off in the 1990s.

The Homestake District has historically yielded approximately 45 million ounces of gold production as of March 31, 2026 with most of it coming from within a small geographic area. The production ledges of the Homestake Mine define a cumulative surface projection area of less than three square miles. Homestake Mining Company’s historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Outside of the mine area, the Homestake District has been underexplored and heretofore has not been the subject of modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

We have consistently pursued a strategy of expanding our portfolio of brownfield properties located exclusively within the Homestake District to build a strong land position with the goal of consolidating possible mineral potential.

Other than our mineral resource estimate with an effective date of February 3, 2025 contained in our updated S-K 1300 Initial Assessment and Technical Report Summary for the Richmond Hill Gold Project (the “IA”), none of our other properties are sufficiently drilled to prepare an estimate of mineral resources under S-K 1300. The Company believes the Homestake District is in a safe jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

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

In total, Dakota Gold has completed 535 holes for over 526,705 feet (160,540 meters) since drilling started in 2022.

●	The Company completed 25 holes for 70,181 feet (21,391 meters) of core drilling on three projects in 2022. The areas drilled in 2022 were the Maitland Project (39,231 feet; 11,958 meters), the Richmond Hill Project (24,865 feet; 7,579 meters), and other properties (6,084 feet; 1,854 meters).
●	The Company then completed 89 holes for 180,727 feet (55,086 meters) of core on two projects in 2023; the areas drilled were the Maitland Project (88,626 feet; 27,013 meters) and the Richmond Hill Project (92,101 feet; 24,184 meters).
●	The Company completed 117 holes for 146,691 feet (44,711 meters) of core on two projects during 2024; the areas drilled were the Maitland Project (102,755 feet; 31,320 meters) and the Richmond Hill Project (43,936 feet; 13,392 meters).
●	In 2025, the Company completed an additional 211 core holes and an additional 31 reverse circulation rotary holes at the Richmond Hill Project for a total of 87,681 feet (26,725 meters) and 7,725 feet (2,355 meters), respectively.
●	As of March 31, 2026, the Company has completed an additional 62 core holes at the Richmond Hill Project for a total of 33,233 feet (10,129 meters).

Significant Developments

On February 6, 2025, the Company announced that Barrick Gold agreed to extend the option period for both the Richmond Hill option and the Homestake option agreements until December 31, 2028, in return for additional annual cash payments of $170,000 and $340,000, respectively, combined as an annual payment of $510,000 on each of March 1, 2026, March 1, 2027 and March 1, 2028. The March 1, 2026 payment has been made.

On February 6, 2025, the Company announced the IA, which was included as an exhibit to the Company’s Current Report on Form 8-K filed on that date.

On March 25, 2025, the Company announced the successful closing of a public offering, whereby we raised net proceeds of approximately $32.8 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share.

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

On July 7, 2025, the Company announced the updated and revised Initial Assessment Technical Report with cash flow for the Richmond Hill Gold Project, which was included as an exhibit to the Company’s Current Report on Form 8-K filed on that date.

On November 13, 2025, the Company entered into an Amended and Restated Equity Distribution Agreement with BMO Capital Markets Corp., Canaccord Genuity LLC, and H.C. Wainwright & Co., LLC.

On February 9, 2026, the Company announced the successful closing of a public offering, whereby we raised net proceeds of approximately $71.8 million by issuing 12,336,000 shares of our common stock at a price of $6.08 per share and issuing 225,000 shares of our common stock by the exercise of the Option at a price of $6.08 per share.

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

At the Maitland property, planned activities in 2026 will concentrate on advancing the Unionville Zone toward a maiden mineral resource by year-end. The Company has outlined an infill drilling program of approximately 5,600 meters in 44 potential holes targeting shallow Tertiary epithermal mineralization that remains open along strike and at depth. In parallel, the Company will continue to evaluate high-grade exploration optionality at the JB Gold Zone, where Precambrian iron-formation-hosted mineralization shows strong geological similarities to the historic Homestake Mine. These efforts are intended to demonstrate the broader district-scale potential of the Maitland property while maintaining focus on near-term value creation at Richmond Hill.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025
	$	$
Operating expenses
Exploration expenses	6,517,489	1,913,229
General and administrative expenses	2,468,078	1,900,868
Loss from operations	(8,985,567)	(3,814,097)

Other income (expenses)
Foreign exchange loss	(15,560)	(8,497)
Gain on sale of property and equipment	11,629	—
Interest income	527,544	83,078
Total other income	523,613	74,581

Loss before income taxes	(8,461,954)	(3,739,516)
Income tax expense	(487)	(6,027)
Net loss and comprehensive loss	(8,462,441)	(3,745,543)

Basic and diluted loss per share	(0.07)	(0.04)

Weighted average number of basic and diluted shares of common stock outstanding	123,779,472	97,561,821

Revenue

We had no operating revenues during the three months ended March 31, 2026 and 2025. We had total comprehensive loss (net losses and comprehensive losses) of approximately $8.5 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively.

Exploration Expenses

During the three months ended March 31, 2026 and 2025, our exploration expenses totaled approximately $6.5 million and $1.9 million, respectively. The period-over-period increase is primarily related to the increased drilling activity, which resulted in an increase of approximately $2.4 million compared to 2025. In the prior year comparable period, drilling was paused as the Company focused on the Richmond Hill Initial Assessment. Related to the higher level of drilling, there were period-over-period increases in assay costs of approximately $0.6 million, in permitting and environmental costs of approximately $0.4 million, in road and pad construction costs of approximately $0.3 million, in miscellaneous costs of approximately $0.3 million driven by higher reclamation costs, and other costs including equipment and exploration payroll of approximately $0.3 million. In addition, expenditure on studies and reports increased by approximately $0.4 million as the Company moved to complete its metallurgical test program. Included in exploration costs were stock-

based compensation expenses of approximately $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2026 and 2025 were approximately $2.5 million and $1.9 million, respectively. These expenditures were primarily for legal, accounting, and professional fees, investor relations, and other general and administrative expenses necessary for our operations. The period-over-period increase is primarily driven by an increase of approximately $0.6 million in expenditures on support costs, which are higher than the prior year comparable period primarily due to the expansion of the support team.

Other Income

We earned interest income from bank accounts of approximately $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 and 2025, we had losses from operations totaling approximately $9.0 million and $3.8 million, respectively, and losses before income tax of approximately $8.5 million and $3.7 million, respectively, leading to net losses of $8.5 million and $3.7 million, respectively.

Cash Flows Used in Operating Activities

Cash used in operations for the three months ended March 31, 2026 was approximately $8.1 million compared to approximately $3.9 million in the prior year comparable period. The Company was not drilling in the first quarter of 2025, the primary driver of higher operating expenses, as the Company was focused on the Richmond Hill Initial Assessment.

Cash Flows Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 was $0.8 million compared to $nil in the prior year comparable period, due to purchases of property and equipment and mineral properties.

Cash Flows from Financing Activities

During the three months ended March 31, 2026 and 2025, cash flows from financing activities were approximately $86.2 million and $41.1 million, respectively.

In the three months ended March 31, 2026, the Company issued 586,749 shares of common stock under the ATM Program for net proceeds of approximately $3.5 million, 12,561,000 shares of common stock for net proceeds of approximately $71.8 million pursuant to a public offering, 5,239,821 shares of common stock for the exercise of warrants for proceeds of approximately $10.9 million and 123,500 shares of common stock for the exercise of stock options for proceeds of approximately $0.3 million. In addition, the Company issued 167,545 shares of common stock for the exercise of options settled on a cashless basis. Partially offsetting these inflows were taxes remitted on RSUs, PSUs and compensation of approximately $0.3 million.

In the three months ended March 31, 2025, the Company issued 2,548,713 shares of common stock under the ATM Program for net proceeds of approximately $7.3 million, 12,400,000 shares of common stock for net proceeds of approximately $32.7 million pursuant to a public offering and 780,048 shares of common stock for the exercise of warrants for proceeds of approximately $1.6 million. Partially offsetting these inflows were taxes remitted on RSUs, PSUs and compensation of approximately $0.5 million.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company’s consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material. The Company’s accounting policies are described in greater detail in Note 2 to the Company’s audited annual consolidated financial statements for the year ended December 31, 2025 included in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including our CEO and chief financial officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of our CEO and CFO, has concluded that there were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the three months ended March 31, 2026, the Company’s exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: May 14, 2026

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: May 14, 2026