Form 10-Q
period 2026-06-30
Dakota Gold Corp.
filed 2026-08-12
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

As of August 12, 2026, there were 134,172,991 shares of common stock outstanding.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Balance Sheets (Unaudited)

	June 30,	December 31,
All amounts in US dollars ($)	2026	2025
	$	$
ASSETS

Current assets
Cash and cash equivalents	99,296,041	29,686,451
Prepaid expenses and other current assets	981,222	667,330
Total current assets	100,277,263	30,353,781

Non-current assets
Mineral rights and properties	83,390,889	82,898,617
Property and equipment, net	3,069,943	2,149,961
Other assets	1,100,297	455,591
Total assets	187,838,392	115,857,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	2,881,761	2,873,987
Finance lease liabilities – current	6,303	—
Operating lease liabilities – current	105,495	124,785
Total current liabilities	2,993,559	2,998,772

Non-current liabilities
Finance lease liabilities	981,626	—
Operating lease liabilities	26,747	80,881
Other non-current liability	—	257,758
Total liabilities	4,001,932	3,337,411

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, par value $0.001; 300,000,000 authorized, 134,069,582 and 114,068,842 shares outstanding, respectively	134,069	114,067
Additional paid-in capital	306,602,651	218,494,483
Accumulated deficit	(122,900,260)	(106,088,011)
Total stockholders’ equity	183,836,460	112,520,539
Total liabilities and stockholders’ equity	187,838,392	115,857,950

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Operating expenses
Exploration expenses	6,505,315	5,018,606	13,022,804	6,931,835
General and administrative expenses	2,728,929	1,855,220	5,197,007	3,756,088
Loss from operations	(9,234,244)	(6,873,826)	(18,219,811)	(10,687,923)

Other income (expenses)
Foreign exchange gain (loss)	35,712	(521)	20,152	(9,018)
Gain on sale of property and equipment	—	—	11,629	—
Interest income	869,539	414,797	1,397,083	497,875
Interest expense	(9,711)	—	(9,711)	—
Total other income	895,540	414,276	1,419,153	488,857

Loss before income taxes	(8,338,704)	(6,459,550)	(16,800,658)	(10,199,066)
Income tax expense	(11,104)	(6,458)	(11,591)	(12,485)
Net loss and comprehensive loss	(8,349,808)	(6,466,008)	(16,812,249)	(10,211,551)

Basic and diluted loss per share	(0.06)	(0.06)	(0.13)	(0.10)

Weighted average number of basic and diluted shares of common stock outstanding	133,847,641	112,038,980	128,841,369	104,843,650

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	$	$
Operating activities
Net loss	(16,812,249)	(10,211,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	100,778	95,171
Gain on sale of property and equipment	(11,629)	—
Stock-based compensation expense	1,539,939	1,364,633
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(313,892)	(69,156)
Accounts payable and accrued liabilities	(9,405)	235,387
Net cash used in operating activities	(15,506,458)	(8,585,516)

Investing activities
Purchases and advances for property and equipment	(708,933)	—
Proceeds from the sale of property and equipment	13,000	—
Purchases of mineral rights and properties	(750,030)	(20,000)
Net cash used in investing activities	(1,445,963)	(20,000)

Financing activities
Proceeds from sale of common stock on at-the-market program (the “ATM Program”), net of issuance costs	3,487,919	7,316,230
Proceeds from common stock offering, net of issuance costs	71,711,027	32,684,881
Proceeds from exercise of stock options	748,293	96,000
Proceeds from exercise of warrants	10,898,838	1,856,608
Payments of income taxes on performance stock units (“PSUs”), restricted stock units (“RSUs”) and shares issued for compensation	(283,573)	(785,458)
Principal repayment on finance lease liability	(493)	—
Net cash provided by financing activities	86,562,011	41,168,261

Net change in cash and cash equivalents	69,609,590	32,562,745
Cash and cash equivalents, beginning of period	29,686,451	9,408,270
Cash and cash equivalents, end of period	99,296,041	41,971,015

Non-cash investing and financing activities and supplemental cash flow information
Amortization and expiration of deferred ATM Program costs offset against additional paid-in capital	(25,727)	(37,293)
Addition of right-of-use asset classified as finance lease in exchange for lease liability	988,422	—
Interest paid on finance lease liability	9,507	—
Common stock issued for accrued bonuses	—	113,958

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity
	#	$	$	$	$
Balance, December 31, 2025	114,068,842	114,067	218,494,483	(106,088,011)	112,520,539
Common stock issued for ATM Program, net of issuance costs	586,749	587	3,513,059	—	3,513,646
Common stock offering, net of issuance costs	12,561,000	12,561	71,763,466	—	71,776,027
Common stock issued for RSUs and PSUs	769,720	770	(770)	—	—
Common stock issued for exercise of options	291,045	291	299,309	—	299,600
Common stock issued for exercise of warrants	5,239,821	5,240	10,893,598	—	10,898,838
Payment of income taxes remitted on PSUs, RSUs and shares	—	—	(283,573)	—	(283,573)
Stock-based compensation expense	—	—	567,419	—	567,419
Net loss	—	—	—	(8,462,441)	(8,462,441)
Balance, March 31, 2026	133,517,177	133,516	305,246,991	(114,550,452)	190,830,055
Common stock issued for RSUs and PSUs	87,667	88	(88)	—	—
Common stock issued for exercise of options	464,738	465	448,228	—	448,693
Stock issuance costs	—	—	(65,000)	—	(65,000)
Stock-based compensation expense	—	—	972,520	—	972,520
Net loss	—	—	—	(8,349,808)	(8,349,808)
Balance, June 30, 2026	134,069,582	134,069	306,602,651	(122,900,260)	183,836,460

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity
	#	$	$	$	$
Balance, December 31, 2024	95,570,483	95,570	168,605,692	(76,549,312)	92,151,950
Common stock issued for ATM Program, net of issuance costs	2,548,713	2,549	7,276,388	—	7,278,937
Common stock offering, net of issuance costs	12,400,000	12,400	32,672,481	—	32,684,881
Common stock issued for RSUs and PSUs	529,989	530	(530)	—	—
Common stock issued for exercise of options	10,000	10	19,190	—	19,200
Common stock issued for exercise of warrants	780,048	780	1,621,720	—	1,622,500
Common stock issued for accrued compensation	37,610	37	113,922	—	113,959
Payment of income taxes remitted on PSUs, RSUs and shares	—	—	(507,594)	—	(507,594)
Stock-based compensation expense	—	—	737,284	—	737,284
Net loss	—	—	—	(3,745,543)	(3,745,543)
Balance, March 31, 2025	111,876,843	111,876	210,538,553	(80,294,855)	130,355,574
Common stock issued for RSUs and PSUs	231,104	231	(231)	—	—
Common stock issued for exercise of options	40,000	40	76,760	—	76,800
Common stock issued for exercise of warrants	112,553	111	233,997	—	234,108
Payment of income taxes remitted on PSUs, RSUs and shares	—	—	(277,864)	—	(277,864)
Stock-based compensation expense	—	—	627,349	—	627,349
Net loss	—	—	—	(6,466,008)	(6,466,008)
Balance, June 30, 2025	112,260,500	112,258	211,198,564	(86,760,863)	124,549,959

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE 1 - Organization and Nature of Business

Dakota Gold Corp. (“we,” “us,” “our,” the “Company,” “Dakota Gold” or “DGC”) was incorporated as JR Resources Corp. on November 15, 2017 under the Business Corporations Act (British Columbia). We focus our business efforts on the acquisition, exploration, and development of mineral properties in the United States of America (“U.S.”). On May 22, 2020, we completed the domestication process and changed our registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation (“Dakota Territory” or “DTRC”). On May 14, 2024, following the receipt of approval by our stockholders, we changed our state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration, in the United States.

Liquidity

As of June 30, 2026, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations as the Company has no source of revenue yet.

As of June 30, 2026, the Company had cash and cash equivalents of approximately $99.3 million. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of these condensed consolidated interim financial statements for the three and six months ended June 30, 2026 and 2025 (the “financial statements”), which have been prepared on a going concern basis.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year ended December 31, 2025, as reported in the Company’s Annual Report, have been omitted. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements of the Company and in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by U.S. GAAP have been condensed or omitted.

Basis of Consolidation

As of June 30, 2026 and 2025, these condensed consolidated financial statements include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada). All intercompany accounts and transactions between us and our subsidiaries have been eliminated upon consolidation.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE 2 - Summary of Accounting Policies (continued)

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring entities to disclose more detailed information about income tax expense (benefit), significant components of income tax expense (benefit), and separate disclosure of income tax expense (benefit) for domestic and foreign jurisdictions and by major jurisdictions. As an emerging growth company, the Company has elected the extended transition period for complying with ASU 2023-09, which is until annual periods beginning after December 15, 2025.

In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - reporting comprehensive income - expense disaggregation disclosure (Subtopic 220-40), requiring entities to disclose in the notes to the financial statements specified information about costs and expenses. ASU 2024-03 is effective for periods beginning after December 15, 2026. The Company has not early adopted ASU 2024-03 and is currently assessing the impacts.

NOTE 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of 2,147 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 50 thousand acres located in the Homestake District in Black Hills of South Dakota. These properties include Maitland, the Barrick Option property and the Richmond Hill Project upon exercise of each of their underlying option agreements.

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

As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s mineral properties totaled approximately $83.4 million and $82.9 million, respectively. As of June 30, 2026, we are in the exploration stage and have not commenced amortization of our properties. During the three and six months ended June 30, 2026, the Company paid acquisition costs of approximately $nil and $0.5 million, respectively ($nil and $nil for the three and six months ended June 30, 2025, respectively).

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE 4 - Property and Equipment

As of June 30, 2026 and December 31, 2025, the Company’s property and equipment consists of the following:

	Estimated	June 30,	December 31,
	Useful Life	2026	2025
	Years	$	$
Land		418,884	418,884
Building	39	1,467,762	1,423,810
Furniture and equipment	3 to 5	1,190,036	1,183,938
Operating lease right-of-use (“ROU”) assets	2 to 5	130,469	205,666
Finance lease ROU asset	39	1,011,257	—
		4,218,408	3,232,298
Less: accumulated depreciation		(1,148,465)	(1,082,337)
Property and equipment, net		3,069,943	2,149,961

Depreciation expense for the three and six months ended June 30, 2026 and 2025 is included in exploration expenses and general and administrative expenses.

At June 30, 2026, the Company has agreements for office and building space in Lead, South Dakota and Vancouver, British Columbia, Canada, which have been determined to be operating leases. The lease agreements do not contain extension options or variable lease payments. For measurement of the original lease liability and ROU asset, the Company applied a discount rate of 11.66% based on an estimated incremental borrowing rate. Rent expense is included in general and administrative and exploration expenses on the consolidated statements of operations. The weighted average remaining lease term for operating leases as of June 30, 2026 was 0.6 years.

On June 1, 2026, the Company entered into an agreement for office and building space in Lead, South Dakota, which has been determined to be a finance lease. The lease agreement does not contain an extension option or variable lease payments. The lease contains a purchase option for $1.1 million, reduced by an initial payment and monthly rent credits resulting in a potential net closing payment of approximately $1.0 million on March 31, 2030. For measurement of the original lease liability and finance lease asset, the Company applied a discount rate of 11.66% based on an estimated incremental borrowing rate. As the Company does not have readily observable borrowing rates, management estimated its incremental borrowing rate by considering current market interest rates, recent financing transactions of comparable development-stage mining companies, the Company’s stage of development and credit characteristics, the terms of the underlying leases and other relevant economic factors. The remaining lease term for the finance lease as of June 30, 2026 was 3.8 years.

As of June 30, 2026, the remaining undiscounted lease payments under these lease agreements are as follows:

	Operating leases	Finance lease	Total
	$	$	$
2026	61,892	60,000	121,892
2027	55,892	120,000	175,892
2028	27,497	120,000	147,497
2029	—	120,000	120,000
2030	—	990,000	990,000
Thereafter	—	—	—
	145,281	1,410,000	1,555,281
Less: effects of discounting	(13,039)	(422,071)	(435,110)
Total present value of minimum lease payments	132,242	987,929	1,120,171

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE 5 - Accounts Payable and Accrued Liabilities

As of June 30, 2026 and December 31, 2025, the Company’s accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2026	2025
	$	$
Trade payables	1,782,219	1,490,521
Accrued liabilities	1,084,560	1,370,167
Other payables	14,982	13,299
	2,881,761	2,873,987

NOTE 6 - Income Taxes

A summary of the reconciliation of the income tax expense based on the statutory federal income tax rate of 21% to the income tax expense reported in these financial statements for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Income tax benefit computed at federal statutory rates	(1,751,142)	(1,387,243)	(3,528,138)	(2,172,541)
Change in valuation allowance	1,899,493	1,361,984	4,256,438	2,208,194
Non-deductible stock-based compensation	—	—	—	(58,763)
Stock-based compensation	(138,106)	—	(718,465)	—
Other	859	31,717	1,756	35,595
Total income tax expense	11,104	6,458	11,591	12,485

The effective tax rates for the three and six months ended June 30, 2026 were 0.13% and 0.07%, respectively (0.10% and 0.12% for the three and six months ended June 30, 2025, respectively). The effective tax rates for the three and six months ended June 30, 2026 and 2025 were less than the statutory rate as the Company is in a tax loss position and does not expect to realize those losses in the near future.

NOTE 7 - Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, pre-emptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting of the Company’s stockholders, and other general stockholder actions (other than an amendment to our articles of incorporation) requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is present. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

On May 13, 2025, the stockholders of the Company voted to increase the number of shares of common stock reserved for issuance pursuant to awards under the Company’s 2022 Stock Incentive Plan from 6,250,000 to 10,750,000. As of June 30, 2026, a total of 3,928,549 shares of common stock remain available for future grants under the 2022 Stock Incentive Plan.

On February 9, 2026, the Company announced the successful closing of a public offering, whereby we raised gross proceeds of approximately $76.4 million by issuing 12,336,000 shares of our common stock at a price of $6.08 per share and issuing 225,000 shares of our common stock by the exercise of an option offered to the book-running managers and co-managers (the “Option”) at a price of $6.08 per share. The Company incurred a total of approximately $4.7 million of share issuance costs pursuant to the public offering and exercise of the Option which were recorded as a reduction to proceeds in additional paid-in capital.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE 7 - Stockholders’ Equity (continued)

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

On November 13, 2025, Dakota Gold entered into an Amended and Restated Equity Distribution Agreement (the “Amended and Restated EDM”) with BMO Capital Markets Corp., Canaccord Genuity LLC and H.C. Wainwright & Co., LLC (collectively, the “Sales Agents”). Under the terms of the Amended and Restated EDM, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through any of the Sales Agents. During the six months ended June 30, 2026 and 2025, the Company utilized the ATM Program to raise net proceeds of approximately $3.5 million and $7.3 million, respectively, by issuing 586,749 and 2,548,713 shares of common stock, respectively.

On October 20, 2023, OMF Fund IV SPV C LLC, an entity managed by Orion Mine Finance (collectively, “Orion”), was granted a right to match the terms of future financings of the Company (the “Matching Right”). As of June 30, 2026, the Company has raised approximately $138.4 million in exempt gross proceeds, and no proceeds subject to the Matching Right. As of June 30, 2026, the Company has approximately $61.6 million in exemptions from the Matching Right remaining.

Stock-based Compensation

Stock-based compensation expense is included in exploration as well as general and administrative expenses, based upon the primary activities of the grantees. The Company recognized stock-based compensation expense as follows in the accompanying consolidated statement of operations:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
RSUs	446,650	295,448	743,479	683,941
PSUs	25,702	33,544	4,028	141,443
Stock options	286,347	(72,212)	529,416	34,634
Allocated to general and administrative expense	758,699	256,780	1,276,923	860,018

RSUs	174,841	222,883	259,809	303,813
PSUs	—	82,653	(47,094)	111,375
Stock options	38,980	65,033	50,301	89,427
Allocated to exploration expense	213,821	370,569	263,016	504,615
Total stock-based compensation expense	972,520	627,349	1,539,939	1,364,633

During the six months ended June 30, 2026, the Company granted the following stock-based compensation awards:

		Weighted
		average fair
	Number	value
	#	$
RSUs	521,812	5.02
Stock options	218,026	1.80
Total equity awards granted	739,838

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

NOTE 7 - Stockholders’ Equity (continued)

As of June 30, 2026, unrecognized compensation expense and weighted-average vesting period for each of the Company’s stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	Compensation	average
	Expense	Vesting Period
	$	Years
RSUs	3,178,118	1.50
PSUs	71,892	0.92
Stock options	1,215,381	1.59
	4,465,391	1.54

Warrants

As at June 30, 2026 and December 31, 2025, the Company had nil and 5,582,545 warrants outstanding, respectively. During the six months ended June 30, 2026 and 2025, 5,239,821 and 892,601 warrants were exercised, respectively, and 342,724 and nil warrants expired unexercised, respectively.

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

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
	#	#	#	#
Warrants	—	6,710,392	—	6,710,392
Stock options	2,360,919	2,975,636	2,360,919	1,595,555
RSUs	1,287,641	1,505,054	1,287,641	1,505,054
PSUs	91,966	345,462	91,966	345,462
	3,740,526	11,536,544	3,740,526	10,156,463

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

For the Three and Six Months Ended June 30, 2026 and 2025

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

Dakota Gold’s chief operating decision maker (“CODM”) is our chief executive officer (“CEO”). Exploration and general and administrative expenses, which are reported on the consolidated statements of operations and comprehensive loss and reconciles to net loss therein, are the measures of loss used by the CODM to allocate resources to our exploration and evaluation activities, and the CODM monitors budget versus actual results to assess the performance of the segment. The CODM also reviews expenditures for any capital or long-lived asset acquisitions, which are included in the statement of cash flows. Total segment assets are reported on the balance sheet. Segment information is prepared on the same basis that the CODM manages our segment, evaluates financial results, and makes key operating decisions.

The significant segment expenses regularly provided to the CODM are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Exploration expenses
Drilling and other directly related costs	2,878,996	3,057,646	7,005,976	3,324,925
Studies	1,840,701	455,627	2,574,898	798,578
Labor	1,165,301	878,096	2,326,680	1,953,612
Other	620,317	627,237	1,115,250	854,720
	6,505,315	5,018,606	13,022,804	6,931,835

General and administrative expenses
Labor	768,234	816,518	1,689,376	1,255,805
Other	1,960,695	1,038,702	3,507,631	2,500,283
	2,728,929	1,855,220	5,197,007	3,756,088
Operating expenses	9,234,244	6,873,826	18,219,811	10,687,923

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

The Homestake District has historically yielded approximately 45 million ounces of gold production as of June 30, 2026 with most of it coming from within a small geographic area. The production ledges of the Homestake Mine define a cumulative surface projection area of less than three square miles. Homestake Mining Company’s historic gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Outside of the mine area, the Homestake District has been underexplored and heretofore has not been the subject of modern exploration efforts required to search for other deposits, especially under the cover of younger rocks that dominate the surface.

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

Drill Programs and Results

The Company has completed drilling projects at Maitland and Richmond Hill, operating up to four drill rigs at any given time. Dakota Gold has completed permit applications and environmental field work and currently has fifteen active permits in place with one additional permit being processed for the Maitland Project. Permitting for other exploration targets is anticipated in 2027.

In total, Dakota Gold has completed 587 holes for over 547,268 feet (166,807 meters) since drilling started in 2022.

●	The Company completed 25 holes for 70,181 feet (21,391 meters) of core drilling on three projects in 2022. The areas drilled in 2022 were the Maitland Project (39,231 feet; 11,958 meters), the Richmond Hill Project (24,865 feet; 7,579 meters), and other properties (6,084 feet; 1,854 meters).
●	The Company then completed 89 holes for 180,727 feet (55,086 meters) of core on two projects in 2023; the areas drilled were the Maitland Project (88,626 feet; 27,013 meters) and the Richmond Hill Project (92,101 feet; 24,184 meters).
●	The Company completed 117 holes for 146,691 feet (44,711 meters) of core on two projects during 2024; the areas drilled were the Maitland Project (102,755 feet; 31,320 meters) and the Richmond Hill Project (43,936 feet; 13,392 meters).
●	In 2025, the Company completed an additional 211 core holes and an additional 31 reverse circulation rotary holes at the Richmond Hill Project for a total of 87,681 feet (26,725 meters) and 7,725 feet (2,355 meters), respectively.
●	As of June 30, 2026, the Company has completed an additional 114 core holes at the Richmond Hill Project for a total of 53,796 feet (16,397 meters).

Significant Developments

On February 9, 2026, the Company announced the successful closing of a public offering, whereby we raised net proceeds of approximately $71.7 million by issuing 12,336,000 shares of our common stock at a price of $6.08 per share and issuing 225,000 shares of our common stock by the exercise of the Option at a price of $6.08 per share.

On February 27, 2026, Brian Iverson was appointed to the Board of Directors.

On July 24, 2026, Dr. Robert Quartermain, CEO and Co-Chair of the Company’s Board of Directors, notified the Board of Directors of his retirement from his role as CEO, effective August 18, 2026. On July 27, 2026, the Board of Directors appointed Jack Henris, the Company’s current President and Chief Operating Officer, to succeed Dr. Quartermain as CEO upon the effectiveness of his retirement. Mr. Henris will also be appointed as a member of the Board of Directors, effective August 18, 2026. Dr. Quartermain will continue in his roles as a member of the Board of Directors and its Co-Chair.

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

At the Maitland property, planned activities in 2026 will concentrate on advancing the Unionville Zone toward a maiden mineral resource by the first half of 2027. The Company has outlined an infill drilling program of approximately 5,600 meters in 44 potential holes targeting shallow Tertiary epithermal mineralization that remains open along strike and at depth. In parallel, the Company will continue to evaluate high-grade exploration optionality at the JB Gold Zone, where Precambrian iron-formation-hosted mineralization shows strong geological similarities to the historic Homestake Mine. These efforts are intended to demonstrate the broader district-scale potential of the Maitland property while maintaining focus on near-term value creation at Richmond Hill.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Operating expenses
Exploration expenses	6,505,315	5,018,606	13,022,804	6,931,835
General and administrative expenses	2,728,929	1,855,220	5,197,007	3,756,088
Loss from operations	(9,234,244)	(6,873,826)	(18,219,811)	(10,687,923)

Other income (expenses)
Foreign exchange gain (loss)	35,712	(521)	20,152	(9,018)
Gain on sale of property and equipment	—	—	11,629	—
Interest income	869,539	414,797	1,397,083	497,875
Interest expense	(9,711)	—	(9,711)	—
Total other income	895,540	414,276	1,419,153	488,857

Loss before income taxes	(8,338,704)	(6,459,550)	(16,800,658)	(10,199,066)
Income tax expense	(11,104)	(6,458)	(11,591)	(12,485)
Net loss and comprehensive loss	(8,349,808)	(6,466,008)	(16,812,249)	(10,211,551)

Basic and diluted loss per share	(0.06)	(0.06)	(0.13)	(0.10)

Weighted average number of basic and diluted shares of common stock outstanding	133,847,641	112,038,980	128,841,369	104,843,650

Comparison of the three months ended June 30, 2026 and 2025

Revenue

We had no operating revenues during the three months ended June 30, 2026 and 2025. We had total comprehensive loss (net losses and comprehensive losses) of approximately $8.3 million and $6.5 million for the three months ended June 30, 2026 and 2025, respectively.

Exploration Expenses

During the three months ended June 30, 2026, our exploration expenses totaled approximately $6.5 million (compared to approximately $5.0 million for the three months ended June 30, 2025). The period-over-period increase is primarily related to period-over-period increases in assay costs of approximately $0.3 million and expenditure on studies and reports of approximately $1.4 million as the Company moved to complete its metallurgical test program. Included in exploration costs were stock-based compensation expenses of approximately $0.2 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2026 were approximately $2.7 million (compared to approximately $1.9 million for the three months ended June 30, 2025). These expenditures were primarily for legal, accounting, and professional fees, investor relations, support costs and other general and administrative expenses necessary for our operations. The period-over-period increase is primarily driven by an increase of approximately $0.3 million in expenditures on support costs, which are higher than the prior year comparable period primarily due to the expansion of the support team, and approximately $0.5 million related to stock-based compensation expense included in general and administrative expenses.

Other Income

We earned interest income from bank accounts of approximately $0.9 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. Higher interest income was as a result of a higher cash balance as a result of the financing in February 2026.

Net Loss

For the three months ended June 30, 2026 and 2025, we had losses from operations totaling approximately $9.2 million and $6.9 million, respectively, and net losses approximately $8.3 million and $6.5 million, respectively.

Comparison of the six months ended June 30, 2026 and 2025

Revenue

We had no operating revenues during the six months ended June 30, 2026 and 2025. We had total comprehensive loss (net losses and comprehensive losses) of approximately $16.8 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively.

Exploration Expenses

During the six months ended June 30, 2026, our exploration expenses totaled approximately $13.0 million (compared to approximately $6.9 million for the six months ended June 30, 2025). The period-over-period increase is primarily related to the increased drilling activity, which resulted in an increase of approximately $2.1 million compared to 2025. In the prior year comparable period, drilling was paused as the Company focused on the Richmond Hill Initial Assessment. Related to the higher level of drilling, there were period-over-period increases in assay costs of approximately $0.9 million, in permitting and environmental costs of approximately $0.3 million, in road and pad construction costs of approximately $0.2 million, in miscellaneous costs of approximately $0.5 million driven by higher reclamation costs, and in other costs including equipment and exploration payroll of approximately $0.6 million. In addition, expenditures on studies and reports increased by approximately $1.8 million as the Company moved to complete its metallurgical test program. Included in exploration costs were stock-based compensation expenses of approximately $0.3 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2026 were approximately $5.2 million (compared to approximately $3.8 million for the six months ended June 30, 2025). These expenditures were primarily for legal, accounting, and professional fees, investor relations, support costs, and other general and administrative expenses necessary for our operations. The period-over-period increase is primarily driven by an increase of approximately $0.9 million in expenditures on support costs, which are higher than the prior year comparable period primarily due to the expansion of the support team, and approximately $0.4 million related to stock-based compensation expense included in general and administrative expenses.

Other Income

We earned interest income from bank accounts of approximately $1.4 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. Higher interest income was as a result of a higher cash balance as a result of the financing in February 2026.

Net Loss

For the six months ended June 30, 2026 and 2025, we had losses from operations totaling approximately $18.2 million and $10.7 million, respectively, and net losses approximately $16.8 million and $10.2 million, respectively.

Cash Flows Used in Operating Activities

Cash used in operations for the six months ended June 30, 2026 was approximately $15.5 million compared to approximately $8.6 million in the prior year comparable period. The Company was not drilling in the first quarter of 2025, the primary driver of higher operating expenses, as the Company was focused on the Richmond Hill Initial Assessment.

Cash Flows Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 was approximately $1.4 million compared to $nil in the prior year comparable period, due to the timing of the purchases of property and equipment and mineral properties.

Cash Flows from Financing Activities

During the six months ended June 30, 2026 and 2025, cash flows from financing activities were approximately $86.6 million and $41.2 million, respectively.

In the six months ended June 30, 2026, the Company issued 586,749 shares of common stock under the ATM Program for net proceeds of approximately $3.5 million, 12,561,000 shares of common stock for net proceeds of approximately $71.7 million pursuant to a public offering, 5,239,821 shares of common stock for the exercise of warrants for proceeds of approximately $10.9 million and 225,082 shares of common stock for the exercise of stock options for proceeds of approximately $0.7 million. In addition, the Company issued 530,701 shares of common stock for the exercise of options settled on a cashless basis. Partially offsetting these inflows were taxes remitted on RSUs, PSUs and compensation of approximately $0.3 million.

In the six months ended June 30, 2025, the Company issued 2,548,713 shares of common stock under the ATM Program for net proceeds of approximately $7.3 million, 12,400,000 shares of common stock for net proceeds of approximately $32.7 million pursuant to a public offering, 50,000 shares of common stock for the exercise of stock options for proceeds of approximately $0.1 million, and 892,601 shares of common stock for the exercise of warrants for proceeds of approximately $1.9 million. Partially offsetting these inflows were taxes remitted on RSUs, PSUs and compensation of approximately $0.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including our CEO and chief financial officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of our CEO and CFO, has concluded that there were no changes in our internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six months ended June 30, 2026, the Company’s exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below.

On January 15, 2026, Jennifer Grafton, a director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Grafton’s trading arrangement provided for the sale of up to 15,511 shares of the Company’s common stock pursuant to a one-time market order on May 15, 2026. Such trading arrangement automatically terminated on May 18, 2026 upon the sale of the maximum shares subject to the trading arrangement.

On July 16, 2026, Ms. Grafton adopted two new Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The first trading arrangement provides for the sale of up to 9,357 shares of the Company’s common stock pursuant to a one-time market order on March 1, 2027. The second trading arrangement provides for the sale of up to 6,077 shares of the Company’s common stock pursuant to a one-time market order on June 1, 2027. Each trading arrangement has a term of one year from the effective date and will automatically terminate upon the earlier of (i) the sale of the maximum shares subject to the trading arrangement, (ii) twelve months from the effective date of the instructions without all of the securities having been sold, or (iii) the occurrence of certain other termination events specified in the trading arrangement.

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
Dated: August 12, 2026

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: August 12, 2026