Form 10-Q
period 2026-09-30
Dakota Gold Corp.
filed 2026-11-10
CIK 1852353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

As of November 10, 2026, there were 134,197,781 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAKOTA GOLD CORP.

Condensed Consolidated Interim Balance Sheets (Unaudited)

	September 30,	December 31,
All amounts in US dollars ($)	2026	2025
	$	$
ASSETS

Current assets
Cash and cash equivalents	92,152,858	29,686,451
Prepaid expenses and other current assets	465,172	667,330
Total current assets	92,618,030	30,353,781

Non-current assets
Mineral rights and properties	83,390,889	82,898,617
Property and equipment, net	3,046,312	2,149,961
Other assets	2,781,917	455,591
Total assets	181,837,148	115,857,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	3,610,132	2,873,987
Finance lease liabilities – current	6,489	—
Operating lease liabilities – current	167,139	124,785
Total current liabilities	3,783,760	2,998,772

Non-current liabilities
Finance lease liabilities	979,933	—
Operating lease liabilities	165,727	80,881
Other non-current liability	—	257,758
Total liabilities	4,929,420	3,337,411

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, par value $0.001; 300,000,000 authorized, 134,197,781 and 114,068,842 shares outstanding, respectively	134,197	114,067
Additional paid-in capital	308,088,746	218,494,483
Accumulated deficit	(131,315,215)	(106,088,011)
Total stockholders’ equity	176,907,728	112,520,539
Total liabilities and stockholders’ equity	181,837,148	115,857,950

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Operating expenses
Exploration expenses	6,295,597	7,688,571	19,318,401	14,620,406
General and administrative expenses	2,759,593	3,171,629	7,956,600	6,927,717
Loss from operations	(9,055,190)	(10,860,200)	(27,275,001)	(21,548,123)

Other income (expenses)
Foreign exchange loss	(53,409)	(11,899)	(33,257)	(20,917)
Gain on sale of property and equipment	—	—	11,629	—
Interest income	772,772	397,814	2,169,855	895,689
Interest expense	(28,493)	—	(38,204)	—
Total other income	690,870	385,915	2,110,023	874,772

Loss before income taxes	(8,364,320)	(10,474,285)	(25,164,978)	(20,673,351)
Income tax expense	(50,635)	(18,552)	(62,226)	(31,037)
Net loss and comprehensive loss	(8,414,955)	(10,492,837)	(25,227,204)	(20,704,388)

Basic and diluted loss per share	(0.06)	(0.09)	(0.19)	(0.19)

Weighted average number of basic and diluted shares of common stock outstanding	134,127,330	112,421,247	130,622,719	107,397,272

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2026	2025
	$	$
Operating activities
Net loss	(25,227,204)	(20,704,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	155,987	141,743
Gain on sale of property and equipment	(11,629)	—
Stock-based compensation expense	2,493,330	2,373,711
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	202,158	(419,410)
Accounts payable and accrued liabilities	734,322	246,561
Other non-current assets	(667,330)	—
Net cash used in operating activities	(22,320,366)	(18,361,783)

Investing activities
Purchases and advances for property and equipment	(1,620,987)	(110,891)
Proceeds from the sale of property and equipment	13,000	—
Purchases of mineral rights and properties	(750,030)	(185,353)
Net cash used in investing activities	(2,358,017)	(296,244)

Financing activities
Proceeds from sale of common stock on at-the-market program (the “ATM Program”), net of issuance costs	3,539,373	7,316,230
Proceeds from common stock offering, net of issuance costs	71,711,027	32,684,881
Proceeds from exercise of stock options	1,281,125	96,000
Proceeds from exercise of warrants	10,898,838	2,960,157
Payments of employee income taxes on performance stock units (“PSUs”), restricted stock units (“RSUs”), stock options, and shares issued for compensation	(283,573)	(785,458)
Principal repayment on finance lease liability	(2,000)	—
Net cash provided by financing activities	87,144,790	42,271,810

Net change in cash and cash equivalents	62,466,407	23,613,783
Cash and cash equivalents, beginning of period	29,686,451	9,408,270
Cash and cash equivalents, end of period	92,152,858	33,022,053

Non-cash investing and financing activities:
Reduction of additional paid in capital from amortization and expiration of deferred ATM Program costs	(25,727)	(246,671)
Common stock issued for bonuses	—	113,959
Supplemental cash flow information:
Interest paid on finance lease liability	38,000	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common stock		Additional		Total
	Number		paid-in	Accumulated	stockholders’
	of shares	Amount	capital	deficit	equity
	#	$	$	$	$
Balance, December 31, 2025	114,068,842	114,067	218,494,483	(106,088,011)	112,520,539
Common stock issued for ATM Program, net of issuance costs	586,749	587	3,513,059	—	3,513,646
Common stock offering, net of issuance costs	12,561,000	12,561	71,763,466	—	71,776,027
Common stock issued for RSUs and PSUs	769,720	770	(770)	—	—
Common stock issued for exercise of options	291,045	291	299,309	—	299,600
Common stock issued for exercise of warrants	5,239,821	5,240	10,893,598	—	10,898,838
Payment of employee income taxes on stock options	—	—	(283,573)	—	(283,573)
Stock-based compensation expense	—	—	567,419	—	567,419
Net loss	—	—	—	(8,462,441)	(8,462,441)
Balance, March 31, 2026	133,517,177	133,516	305,246,991	(114,550,452)	190,830,055
Common stock issued for RSUs and PSUs	87,667	88	(88)	—	—
Common stock issued for exercise of options	464,738	465	448,228	—	448,693
Stock issuance costs	—	—	(65,000)	—	(65,000)
Stock-based compensation expense	—	—	972,520	—	972,520
Net loss	—	—	—	(8,349,808)	(8,349,808)
Balance, June 30, 2026	134,069,582	134,069	306,602,651	(122,900,260)	183,836,460
Common stock issued for RSUs and PSUs	16,124	16	(16)	—	—
Common stock issued for exercise of options	112,075	112	532,720	—	532,832
Stock-based compensation expense	—	—	953,391	—	953,391
Net loss	—	—	—	(8,414,955)	(8,414,955)
Balance, September 30, 2026	134,197,781	134,197	308,088,746	(131,315,215)	176,907,728

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Condensed Consolidated Interim Statements of Changes In Equity (Unaudited)

	Common stock		Additional		Total
	Number		paid-in	Accumulated	stockholders’
	of shares	Amount	capital	deficit	equity
	#	$	$	$	$
Balance, December 31, 2024	95,570,483	95,570	168,605,692	(76,549,312)	92,151,950
Common stock issued for ATM Program, net of issuance costs	2,548,713	2,549	7,276,388	—	7,278,937
Common stock offering, net of issuance costs	12,400,000	12,400	32,672,481	—	32,684,881
Common stock issued for RSUs and PSUs	529,989	530	(530)	—	—
Common stock issued for exercise of options	10,000	10	19,190	—	19,200
Common stock issued for exercise of warrants	780,048	780	1,621,720	—	1,622,500
Common stock issued for accrued compensation	37,610	37	113,922	—	113,959
Payment of employee income taxes on PSUs, RSUs and shares	—	—	(507,594)	—	(507,594)
Stock-based compensation expense	—	—	737,284	—	737,284
Net loss	—	—	—	(3,745,543)	(3,745,543)
Balance, March 31, 2025	111,876,843	111,876	210,538,553	(80,294,855)	130,355,574
Common stock issued for RSUs and PSUs	231,104	231	(231)	—	—
Common stock issued for exercise of options	40,000	40	76,760	—	76,800
Common stock issued for exercise of warrants	112,553	111	233,997	—	234,108
Payment of employee income taxes on PSUs, RSUs and shares	—	—	(277,864)	—	(277,864)
Stock-based compensation expense	—	—	627,349	—	627,349
Net loss	—	—	—	(6,466,008)	(6,466,008)
Balance, June 30, 2025	112,260,500	112,258	211,198,564	(86,760,863)	124,549,959
Expiration of ATM program issuance costs	—	—	(209,378)	—	(209,378)
Common stock issued for RSUs and PSUs	17,351	17	(17)	—	—
Common stock issued for exercise of options	91,710	92	(92)	—	—
Common stock issued for exercise of warrants	530,552	531	1,103,018	—	1,103,549
Stock-based compensation expense	—	—	1,009,078	—	1,009,078
Net loss	—	—	—	(10,492,837)	(10,492,837)
Balance, September 30, 2025	112,900,113	112,898	213,101,173	(97,253,700)	115,960,371

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

NOTE 1 - Organization and Nature of Business

Dakota Gold Corp. (“we,” “us,” “our,” the “Company,” “Dakota Gold” or “DGC”) was incorporated as JR Resources Corp. on November 15, 2017, under the Business Corporations Act (British Columbia). We focus our business efforts on the acquisition, exploration, and development of mineral properties in the United States of America (“U.S.”). On May 22, 2020, we completed the domestication process and changed our registration from the Province of British Columbia, Canada to the State of Nevada. On March 31, 2022, the Company completed a merger with Dakota Territory Resource Corp., a Nevada corporation (“Dakota Territory” or “DTRC”). On May 14, 2024, following the receipt of approval by our stockholders, we changed our state of incorporation from the State of Nevada to the State of Delaware. The Company currently operates in one segment, mineral exploration, in the U.S.

Liquidity

As of September 30, 2026, the Company had not advanced its properties to commercial production and is not able to finance day-to-day activities through operations as the Company has no source of revenue yet.

As of September 30, 2026, the Company had cash and cash equivalents of approximately $92.2 million. Based on its current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within one year from the issuance date of these condensed consolidated interim financial statements for the three and nine months ended September 30, 2026 and 2025 (the “financial statements”), which have been prepared on a going concern basis.

NOTE 2 - Summary of Accounting Policies

Basis of Presentation

These unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements and should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as filed with the SEC on March 25, 2026.

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

Basis of Consolidation

As of September 30, 2026 and 2025, these condensed consolidated financial statements include the accounts of the Company and the following 100%-owned subsidiaries: DTRC, LLC (incorporated in the U.S.), JR Resources (Canada) Services Corp. (incorporated in Canada), Dakota Gold Holdings LLC (incorporated in the U.S.) and Dakota Gold (Canada) Services Corp. (incorporated in Canada). All intercompany accounts and transactions between us and our subsidiaries have been eliminated upon consolidation.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

NOTE 2 - Summary of Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring entities to disclose more detailed information about income tax expense (benefit), significant components of income tax expense (benefit), and separate disclosure of income tax expense (benefit) for domestic and foreign jurisdictions and by major jurisdictions. As an emerging growth company, the Company elected the extended transition period for complying with ASU 2023-09, which is for annual periods beginning after December 15, 2025, and will adopt ASU 2023-09 in its Annual Report on Form 10-K for the year ended December 31, 2026.

In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - reporting comprehensive income - expense disaggregation disclosure (Subtopic 220-40), requiring entities to disclose in the notes to the financial statements specified information about costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company has not early adopted ASU 2024-03 and is currently assessing the impacts.

NOTE 3 - Mineral Rights and Properties

Dakota Gold has 100% ownership of 2,147 unpatented claims and a combination of surface leases and/or ownership covering a total of approximately 50 thousand acres located in the Homestake District in the Black Hills of South Dakota. These rights include property rights in Maitland as well as the properties associated with the Barrick Option and the Richmond Hill Option discussed below. The individual claims, properties, options, and leases are aggregated into a single unit mining property, which we refer to as the “Black Hills Property.”

On October 14, 2021, Dakota Gold entered into an option agreement (the “Richmond Hill Option”) with a wholly owned subsidiary of Barrick Gold Corporation (“Barrick”) to acquire 100% of Barrick’s interest in the Richmond Hill property. On September 7, 2021, the Company entered into an option agreement to acquire Barrick’s surface rights and certain facilities in the Homestake District (the “Barrick Option”). Under the terms of the Barrick Option, the Company has the option to acquire 4,261 acres of surface rights with attendant facilities and data. On February 6, 2025, the Company announced that Barrick agreed to extend the option period for both the Richmond Hill Option and the Barrick Option until December 31, 2028 in return for additional annual cash payments of $170,000 and $340,000, respectively, on each of March 1, 2026 (paid), March 1, 2027, and March 1, 2028. The Company will have 100% ownership of the Barrick Option and the Richmond Hill properties upon exercise of the underlying options.

As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s mineral properties totaled approximately $83.4 million and $82.9 million, respectively. As of September 30, 2026, we are in the exploration stage and have not commenced amortization of our properties. During the three and nine months ended September 30, 2026, the Company paid acquisition costs of approximately $nil and $0.8 million, respectively ($0.2 million and $0.2 million for the three and nine months ended September 30, 2025, respectively). The Company acquired additional mineral property in October 2026. See Note 11 - Subsequent Event.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

NOTE 4 - Leases

As of September 30, 2026, the Company has agreements for office and other building space in Lead, South Dakota and Vancouver, British Columbia, Canada, which have been determined to be operating leases. The lease agreements do not contain extension options or variable lease payments. For measurement of the original lease liability and right-of-use (“ROU”) asset, the Company applied a discount rate of 11.66% based on an estimated incremental borrowing rate. The operating lease for one building was renewed in August 2026 for an additional three-year period. Operating lease cost is included in general and administrative and exploration expenses on the consolidated statements of operations. Operating lease ROU assets are included in Other Assets on the condensed consolidated balance sheets. The operating lease ROU asset balance is $0.3 million and $0.2 million as of September 30, 2026 and December 31, 2025, respectively. The weighted average remaining lease term for operating leases as of September 30, 2026 and December 31, 2025 is 2.2 years and 1.1 years, respectively.

On June 1, 2026, the Company entered into an agreement for office and building space in Lead, South Dakota, which has been determined to be a finance lease. The lease agreement does not contain an extension option or variable lease payments. The lease contains a purchase option for $1.1 million, reduced by an initial payment and monthly rent credits resulting in a potential net closing payment of approximately $1.0 million on March 31, 2030. For measurement of the original lease liability and finance lease asset, the Company applied a discount rate of 11.66% based on an estimated incremental borrowing rate. As the Company does not have readily observable borrowing rates, management estimated its incremental borrowing rate by considering current market interest rates, recent financing transactions of comparable development-stage mining companies, the Company’s stage of development and credit characteristics, the terms of the underlying leases and other relevant economic factors. Finance lease ROU assets are included in Property and Equipment, net in the condensed consolidated balance sheets. The finance lease ROU asset balance is $1.0 million and $nil as of September 30, 2026 and December 31, 2025, respectively. The remaining lease term for the finance lease as of September 30, 2026 is 3.5 years.

As of September 30, 2026, the remaining lease payments under these lease agreements are as follows:

	Operating leases	Finance lease	Total
	$	$	$
2026 (Oct. – Dec.)	48,762	30,000	78,762
2027	171,209	120,000	291,209
2028	98,720	120,000	218,720
2029	61,349	120,000	181,349
2030	—	990,000	990,000
Thereafter	—	—	—
	380,040	1,380,000	1,760,040
Less: effects of discounting	(47,174)	(393,578)	(440,752)
Total present value of minimum lease payments	332,866	986,422	1,319,288

Supplemental non-cash information related to leases includes the following

	Nine Months Ended September 30,
	2026	2025
	$	$
Addition of finance lease right-of-use asset in exchange for lease liability	988,422	—
Addition of operating lease right-of-use asset in exchange for lease liability	237,417	—

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

NOTE 5 - Accounts Payable and Accrued Liabilities

As of September 30, 2026 and December 31, 2025, the Company’s accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2026	2025
	$	$
Trade payables	1,425,347	1,490,521
Accrued liabilities	2,173,490	1,370,167
Other payables	11,295	13,299
	3,610,132	2,873,987

NOTE 6 - Income Taxes

A summary of the reconciliation of the income tax expense based on the statutory federal income tax rate of 21% to the income tax expense reported in these financial statements for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Income tax benefit computed at federal statutory rates	(1,756,507)	(2,168,863)	(5,284,646)	(4,341,404)
Change in valuation allowance	1,761,341	2,225,038	6,017,779	4,433,232
Non-deductible stock-based compensation	—	(19,490)	—	(78,253)
Stock-based compensation	(6,915)	—	(725,380)	—
Other	52,716	(18,133)	54,473	17,462
Total income tax expense	50,635	18,552	62,226	31,037

The effective tax rates for the three and nine months ended September 30, 2026 were (0.6)% and (0.3)%, respectively (0.15% and 0.18% for the three and nine months ended September 30, 2025, respectively). The effective tax rates for the three and nine months ended September 30, 2026 and 2025 were less than the statutory rate as the Company is in a tax loss position and does not expect to realize the tax benefit of those losses in the near future.

NOTE 7 - Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders. The holders of common stock have the sole right to vote. The common stock does not have any cumulative voting, pre-emptive, subscription or conversion rights. Election of directors requires the affirmative vote of a plurality of shares represented at a meeting of the Company’s stockholders, and other general stockholder actions (other than an amendment to our certificate of incorporation) require the affirmative vote of a majority of shares represented at a meeting in which a quorum is present. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

On May 13, 2025, the stockholders of the Company voted to increase the number of shares of common stock reserved for issuance pursuant to awards under the Company’s 2022 Stock Incentive Plan from 6,250,000 to 10,750,000. As of September 30, 2026, a total of 3,872,085 shares of common stock remain available for future grants under the 2022 Stock Incentive Plan.

On February 9, 2026, the Company announced the successful closing of a public offering, whereby we raised gross proceeds of approximately $76.4 million by issuing 12,336,000 shares of our common stock at a price of $6.08 per share and issuing 225,000 shares of our common stock by the exercise of an option offered to the book-running managers and co-managers (the “Option”) at a price of $6.08 per share. The Company incurred a total of approximately $4.7 million of share issuance costs pursuant to the public offering and exercise of the Option, which were recorded as a reduction to additional paid-in capital.

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

NOTE 7 - Stockholders’ Equity (continued)

On March 25, 2025, the Company announced a public offering through which the Company raised gross proceeds of approximately $35.1 million by issuing 12,400,000 shares of our common stock at a price of $2.83 per share. The Company incurred a total of approximately $2.3 million of share issuance costs pursuant to the public offering and recorded the share issuance costs as a reduction to additional paid-in capital.

On November 13, 2025, Dakota Gold entered into an Amended and Restated Equity Distribution Agreement (the “Amended and Restated EDM”) with BMO Capital Markets Corp., Canaccord Genuity LLC and H.C. Wainwright & Co., LLC (collectively, the “Sales Agents”). Under the terms of the Amended and Restated EDM, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through any of the Sales Agents. During the nine months ended September 30, 2026 and 2025, the Company utilized the ATM Program to raise net proceeds of approximately $3.5 million and $7.3 million, respectively, by issuing 586,749 and 2,548,713 shares of common stock, respectively.

On October 20, 2023, OMF Fund IV SPV C LLC, an entity managed by Orion Mine Finance (collectively, “Orion”), was granted a right to match the terms of future financings of the Company (the “Matching Right”). As of September 30, 2026, the Company has raised approximately $138.4 million in exempt gross proceeds, and no proceeds subject to the Matching Right. As of September 30, 2026, the Company has approximately $61.6 million in exemptions from the Matching Right remaining.

Stock-based Compensation

Stock-based compensation expense is included in exploration as well as general and administrative expenses, based upon the primary activities of the grantees. The Company recognized stock-based compensation expense as follows in the accompanying consolidated statement of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
RSUs	515,452	420,401	1,258,931	1,111,761
PSUs	25,985	111,502	30,013	252,945
Stock options	213,748	248,520	743,165	285,734
Allocated to general and administrative expense	755,185	780,423	2,032,109	1,650,440

RSUs	172,898	128,282	432,707	424,676
PSUs	—	30,387	(47,094)	141,762
Stock options	25,308	69,986	75,608	156,833
Allocated to exploration expense	198,206	228,655	461,221	723,271
Total stock-based compensation expense	953,391	1,009,078	2,493,330	2,373,711

During the nine months ended September 30, 2026, the Company granted the following stock-based compensation awards:

	Number of	Weighted
	equity	average fair
	awards	value
	#	$
RSUs	676,706	5.02
Stock options	218,026	1.80
Total equity awards granted	894,732	—

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

NOTE 7 - Stockholders’ Equity (continued)

As of September 30, 2026, unrecognized compensation expense and weighted-average vesting period for each of the Company’s stock-based compensation awards were as follows:

	Unrecognized	Weighted-
	compensation	average
	expense	vesting period
	$	Years
RSUs	3,149,155	1.47
PSUs	45,907	0.79
Stock options	952,070	1.42
	4,147,132	1.42

Warrants

As of September 30, 2026 and December 31, 2025, the Company had nil and 5,582,545 warrants outstanding, respectively. During the nine months ended September 30, 2026 and 2025, 5,239,821 and 1,423,153 warrants were exercised, respectively, and 342,724 and nil warrants expired unexercised, respectively.

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

The following table presents the weighted average dilutive shares outstanding during each period which include shares from warrants and stock options with average prices of common stock exceeding exercise prices as well as RSUs and PSUs. However, the shares from these securities were excluded from the diluted loss per share calculation, because the Company incurred net losses and the effect would be anti-dilutive for all periods presented.

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
	#	#	#	#
Warrants	—	6,179,840	—	6,179,840
Stock options	2,345,945	3,060,019	2,306,603	2,735,019
RSUs	1,325,044	1,536,080	1,073,502	1,536,080
PSUs	91,966	345,462	91,966	345,462
	3,762,955	11,121,401	3,472,071	10,796,401

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

DAKOTA GOLD CORP.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

NOTE 10 - Segment Information

We have organized our operations into one operating segment, which conducts exploration and evaluation of mineral properties and thus have identified one reportable segment: Exploration and Evaluation. In determining the reportable segment, management evaluated the basis of organization of the Company, including that all of the entity’s business activities are focused on acquisition, exploration, and development of mineral properties in the same geographic location and the Company manages the business activities on a consolidated basis. The Company has not yet earned any revenues, and the Company’s costs are mainly derived from the same activities on our properties. Additionally, all the mineral properties have similar discovery and permitting processes, as well as expected shared future facilities and gold exploration targets.

Dakota Gold’s chief operating decision maker (“CODM”) is our chief executive officer (“CEO”). Exploration and general and administrative expenses, which are reported on the consolidated statements of operations and comprehensive loss and reconcile to net loss therein, are the measures of loss used by the CODM to allocate resources to our exploration and evaluation activities, and the CODM monitors budget versus actual results to assess the performance of the segment. The CODM also reviews expenditures for any capital or long-lived asset acquisitions, which are included in the statement of cash flows. Total segment assets are reported on the balance sheet. Segment information is prepared on the same basis that the CODM manages our segment, evaluates financial results, and makes key operating decisions.

The significant segment expenses regularly provided to the CODM are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Exploration expenses
Drilling and other directly related costs	2,732,433	5,308,734	9,738,409	8,633,659
Studies	1,556,604	543,556	4,131,502	1,342,134
Labor	1,034,268	972,265	3,360,948	2,925,877
Other	972,292	864,016	2,087,542	1,718,736
	6,295,597	7,688,571	19,318,401	14,620,406

General and administrative expenses
Labor	1,332,749	1,378,449	3,022,125	2,634,254
Other	1,426,844	1,793,180	4,934,475	4,293,463
	2,759,593	3,171,629	7,956,600	6,927,717
Operating expenses	9,055,190	10,860,200	27,275,001	21,548,123

NOTE 11 - Subsequent Event

In October 2026, the Company executed agreements to purchase three tracts of land (and related personal property) within the Richmond Hill Project area for total consideration of $10.4 million; $9.4 million payable in cash and $1.0 million payable in Company’s common shares. The closing of the purchase of the first tract of land occurred in October 2026 for cash consideration of $2.8 million. The closing of the remaining purchases may occur any time prior to July 2, 2029 at the election of the seller. For any purchase that has not closed by July 1, 2028, the Company may elect to close at any date prior to July 2, 2029. The land purchases will be recorded as additions to our mineral rights and properties upon closing of each transaction.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with or related to:

●	lack of defined mineral reserve estimates prepared in accordance with Subpart 1300 of Regulation S-K (“S-K 1300”);
●	the failure to successfully execute management’s strategy and manage our growth;
●	our limited operating history and history of losses, including the potential for future losses;
●	uncertainty as to future production at our mineral exploration and development properties;
●	our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;
●	mining exploration and development risks, including risks related to regulatory approvals, operational hazards and accidents, equipment breakdowns, labor and contractor disputes, contractual disputes related to exploration properties, unanticipated or increased operating costs and other unanticipated difficulties;
●	potential health risks associated with mining and mineral exploration;
●	geopolitical conflicts and uncertainty;
●	fluctuations in commodity prices;
●	future adverse legislation regarding the mining industry and climate change;
●	uncertainties associated with potential litigation matters, including environmental lawsuits;
●	our land reclamation requirements;
●	our ability to maintain the adequacy of internal control over financial reporting;
●	adverse technological changes and cybersecurity threats;
●	title and all other rights in our properties;
●	competition in the gold and silver mining industries;
●	economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets;
●	economic uncertainty and market volatility due to potential new tariffs on imported and exported goods;
●	our ability to attract and retain key management and mining personnel necessary to successfully operate and grow our business;

●	volatility in the market price of our listed securities; and
●	other factors set forth under “Item 1A. Risk Factors” included in our Annual Report.

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

This management’s discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto as set forth herein and the Company’s annual audited financial statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect our business, including without limitation, the disclosures made under “Item 1A. Risk Factors” of the Annual Report.

As the Company is an exploration stage company as defined under S-K 1300 and has not generated revenues to date, our business is subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth.

Overview

The Company’s goal is to create stockholder value through the acquisition, responsible exploration, and future development of high caliber gold properties in the Homestake District of South Dakota. The Company uses our proprietary information from the Historic Homestake Mining Company, modern exploration and mining techniques, geologic information and interpretations based on experience, new mapping and interpretations from core drilling, and new academic research and information from proprietary geophysical surveys to focus our programs and build upon where the historic Homestake Mining Company left off in the 1990s.

The Homestake District has yielded approximately 45 million ounces of gold production as of September 30, 2026, with most of it coming from within a small geographic area. The production ledges of the historical Homestake Mine, when projected to the surface, define a cumulative area of less than three square miles. Homestake Mining Company’s gold production and exploration in the Homestake District was overwhelmingly focused on the underground mine. Outside of the mine area, the Homestake District has been underexplored and has not been the subject of modern exploration efforts required to discover other deposits, especially under the cover of younger rocks that dominate the surface.

We have executed a strategy of expanding our portfolio of brownfield properties located exclusively within the Homestake District to build a strong land position with the goal of consolidating possible mineral potential.

Drill Programs and Results

The Company has completed drilling projects at Maitland and Richmond Hill, operating up to four drill rigs at any given time. Dakota Gold has completed exploration permit applications and environmental field work and currently has sixteen active exploration permits in place and one permit submitted and pending regulatory approval.

In total, Dakota Gold has completed 612 holes for approximately 165,000 meters since drilling started in 2022.

●	From 2022 through 2024, the Company completed a total of 231 holes of core drilling for the Richmond Hill and Maitland projects.
●	In 2025, the Company completed an additional 211 core holes and an additional 31 reverse circulation rotary holes at the Richmond Hill Project for approximately 27,000 meters and 2,500 meters, respectively.
●	During the nine months ended September 30, 2026, the Company completed an additional 139 core holes for a total of approximately 21,000 meters on two projects; the drilling included approximately 18,000 meters for the Richmond Hill Project and 3,000 meters for the Maitland Project.

The Company’s drilling programs have led to the discovery of three significant mineral systems; the Richmond Hill breccia, intrusive, and sediment hosted epithermal gold system on the Richmond Hill Project, the JB Zone orogenic gold system hosted in the Homestake Iron Formation on the Maitland Project with similar style gold mineralization as the historical Homestake Mine, and the Unionville Zone, a sediment, intrusive and breccia hosted epithermal gold system spatially above and partially overlapping the JB Zone system on the Maitland Project.

Other than our mineral resource estimate with an effective date of February 3, 2025 and updated in our S-K 1300 Initial Assessment and Technical Report Summary with cash flow for the Richmond Hill Gold Project filed with a Form 8-K on July 27, 2025 (the “IACF”), we have not prepared an estimate of mineral resources under S-K 1300 for any of our other properties. The Company believes the Homestake District is in a safe jurisdiction with well-developed infrastructure and is in a favorable regulatory environment in which authorities have demonstrated a willingness to work with responsible operators to permit well-planned compliant projects.

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

On February 27, 2026, Brian Iverson was appointed to the Board of Directors.

On July 24, 2026, Dr. Robert Quartermain, CEO and Co-Chair of the Company’s Board of Directors, notified the Board of Directors of his retirement from his role as CEO, effective August 18, 2026. On July 27, 2026, the Board of Directors appointed Jack Henris, the Company’s current President and Chief Operating Officer, to succeed Dr. Quartermain as CEO upon the effectiveness of his retirement. Mr. Henris was also appointed as a member of the Board of Directors, effective August 18, 2026. Dr. Quartermain will continue in his roles as a member of the Board of Directors and its Co-Chair.

On September 10, 2026, the Company reported positive results from its metallurgical test program which will be used to inform the pre-feasibility study to be completed in 2026 (the “Pre-Feasibility Study”). Oxide ores and transition materials were defined and tested for metallurgical performance and geochemical stability in the Prefeasibility Met Variability testing. Based on these results, the Company does not expect to process a significant amount of transition material. Transition material accounted for approximately 20% of the resource identified for the purpose of the IACF. All other oxide lithologies present at Richmond Hill exhibited good characteristics of heap leach ores.

On September 28, 2026, the Company announced key mine design decisions that will be used in the Pre-Feasibility Study to be completed in 2026. The Company will pursue a consolidated heap leach facility design that centralizes all phased expansion modules of the heap leach pad. Further, the design capacity and operating parameters of the processing facilities have been optimized based on the metallurgical testing results in order to maximize metal recovery and provide maximum operational flexibility.

Planned Activities

Remaining activities for 2026 will focus on completing the Pre-Feasibility Study, advancing permitting and environmental baseline studies, and technical de-risking of the Richmond Hill Project. Following the Pre-Feasibility Study in the fourth quarter of 2026, the completion of a feasibility study is targeted for 2027 (the “Feasibility Study”). Key workstreams include mine planning optimization, engineering trade-off studies, metallurgical test work, closure and reclamation, water treatment design, and baseline data collection to support state and county permitting. The Company plans to prepare a Notice of Intent for future filing with the South Dakota Department of Agriculture and Natural Resources related to the Large Scale Mine permit and continue to advance permitting activities in 2027 with Lawrence County in relation to the conditional use permit.

Although the metallurgical test work to inform the Pre-Feasibility Study has been completed as of September 30, 2026, planned drilling activities for the remainder of 2026 and 2027 for our Richmond Hill Project include a drilling campaign totaling approximately 15,000 meters for metallurgical follow-up (large diameter core), lithogeochemical data collection, and conversion of mineral resources to higher-confidence categories. Results from this drilling and subsequent investigations will be used to refine recovery information, environmental planning and further mineral resource conversion in the planned Feasibility Study.

At the Maitland property, planned activities in 2027 will concentrate on advancing the Unionville Zone toward a maiden mineral resource. In 2027, the Company plans to continue to execute its infill drilling program targeting the shallow Tertiary epithermal mineralization that remains open along strike and at depth. In parallel, the Company will continue to evaluate high-grade exploration optionality at the JB Gold Zone, where Precambrian iron-formation-hosted mineralization shows strong geological similarities to the historic Homestake Mine. These efforts are intended to demonstrate the broader district-scale potential of the Maitland property while maintaining focus on near-term value creation at Richmond Hill.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Operating expenses
Exploration expenses	6,295,597	7,688,571	19,318,401	14,620,406
General and administrative expenses	2,759,593	3,171,629	7,956,600	6,927,717
Loss from operations	(9,055,190)	(10,860,200)	(27,275,001)	(21,548,123)

Other income (expenses)
Foreign exchange loss	(53,409)	(11,899)	(33,257)	(20,917)
Gain on sale of property and equipment	—	—	11,629	—
Interest income	772,772	397,814	2,169,855	895,689
Interest expense	(28,493)	—	(38,204)	—
Total other income	690,870	385,915	2,110,023	874,772

Loss before income taxes	(8,364,320)	(10,474,285)	(25,164,978)	(20,673,351)
Income tax expense	(50,635)	(18,552)	(62,226)	(31,037)
Net loss and comprehensive loss	(8,414,955)	(10,492,837)	(25,227,204)	(20,704,388)

Basic and diluted loss per share	(0.06)	(0.09)	(0.19)	(0.19)

Weighted average number of basic and diluted shares of common stock outstanding	134,127,330	112,421,247	130,622,719	107,397,272

Comparison of the three months ended September 30, 2026 and 2025

Revenue

We had no operating revenue during the three months ended September 30, 2026 and 2025.

Exploration Expenses

During the three months ended September 30, 2026, our exploration expenses totaled approximately $6.3 million (compared to approximately $7.7 million for the three months ended September 30, 2025). The period-over-period decrease is primarily related to a reduced number of drills operating in the current period, which resulted in a decrease of approximately $1.1 million in drilling costs, lower rental and maintenance expenditure on equipment of approximately $1.6 million, and lower road and pad construction costs of approximately $0.2 million. These decreases were partially offset by increased expenditures on studies and reports of approximately $1.0 million as the Company advanced engineering and environmental work for the Pre-Feasibility Study and increases in permitting and environmental costs, associated with the preparation of the Notice of Intent, of approximately $0.4 million and increases in other miscellaneous costs of $0.1 million. Included in exploration costs were stock-based compensation expenses of approximately $0.2 million for each of the three months ended September 30, 2026 and 2025.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2026 were approximately $2.8 million (compared to approximately $3.2 million for the three months ended September 30, 2025). These expenditures were primarily for legal, accounting, and professional fees, investor relations, support costs and other general and administrative expenses necessary for our operations. The period-over-period decrease is primarily driven by a decrease of approximately $0.4 million of support costs.

Other Income

We earned interest income from bank accounts of approximately $0.8 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively. Higher interest income resulted from a higher cash balance due to the financing in February 2026.

Net Loss

For the three months ended September 30, 2026 and 2025, we had losses from operations totaling approximately $9.1 million and $10.9 million, respectively, and total net losses of approximately $8.4 million and $10.5 million, respectively.

Comparison of the Nine months ended September 30, 2026 and 2025

Revenue

We had no operating revenue during the nine months ended September 30, 2026 and 2025.

Exploration Expenses

During the nine months ended September 30, 2026, our exploration expenses totaled approximately $19.3 million (compared to approximately $14.6 million for the nine months ended September 30, 2025). The period-over-period increase is primarily related to a $2.8 million increase in expenditures on studies and reports as the Company completed its metallurgical test program and advanced the pre-feasibility study, and a $1.0 million increase due to higher drilling activity. Related to the higher level of drilling, assay costs increased by $0.9 million, permitting and environmental costs increased by $0.6 million, and miscellaneous costs increased by $0.6 million. These increases were partially offset by lower rental and maintenance expenditure on equipment of approximately $1.4 million. Exploration costs included stock-based compensation expenses of approximately $0.5 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2026 were approximately $8.0 million (compared to approximately $6.9 million for the nine months ended September 30, 2025). These expenditures were primarily for legal, accounting, and professional fees, investor relations, support costs, and other general and administrative expenses necessary for our operations. The period-over-period increase is primarily driven by an increase of approximately $0.6 million in support costs due to the expansion of the support team, and an increase of approximately $0.4 million due to an increase in stock-based compensation expense.

Other Income

We earned interest income from bank accounts of approximately $2.2 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. Higher interest income resulted from higher cash balances as a result of the financing in February 2026.

Net Loss

For the nine months ended September 30, 2026 and 2025, we had losses from operations totaling approximately $27.3 million and $21.5 million, respectively, and net losses of approximately $25.2 million and $20.7 million, respectively.

Cash Flows Used in Operating Activities

Cash used in operations for the nine months ended September 30, 2026 was approximately $22.3 million compared to approximately $18.4 million in the prior year comparable period. The increase was primarily driven by higher exploration expenditures, mainly on studies and reports as the Company completed its metallurgical test program and advanced the Pre-Feasibility Study, partially offset by higher interest income.

Cash Flows Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 was approximately $2.4 million compared to $0.3 million in the prior year comparable period, due primarily to the timing of advances for the purchase of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026 and 2025, cash flows from financing activities were approximately $87.1 million and $42.3 million, respectively.

In the nine months ended September 30, 2026, the Company issued 586,749 shares of common stock under the ATM Program for net proceeds of approximately $3.5 million, 12,561,000 shares of common stock for net proceeds of approximately $71.7 million pursuant to a public offering, 5,239,821 shares of common stock for the exercise of warrants for proceeds of approximately $10.9 million and 333,748 shares of common stock for the exercise of stock options for proceeds of approximately $1.3 million. In addition, the Company issued 534,110 shares of common stock for the exercise of options settled on a cashless basis. Partially offsetting these inflows were taxes remitted on RSUs, PSUs and compensation of approximately $0.3 million.

In the nine months ended September 30, 2025, the Company issued 2,548,713 shares of common stock under the ATM Program for net proceeds of approximately $7.3 million, 12,400,000 shares of common stock for net proceeds of approximately $32.7 million pursuant to a public offering, 1,423,153 shares of common stock for the exercise of warrants for proceeds of approximately $3.0 million and 50,000 shares of common stock for the exercise of stock options for proceeds of approximately $0.1 million. In addition, the Company issued 91,710 shares of common stock for the exercise of stock options settled on a cashless basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including our CEO and chief financial officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of our CEO and CFO, has concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2026, the Company’s exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described below.

On July 16, 2026, Jennifer Grafton, a director, adopted two new Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The first trading arrangement provides for the sale of up to 9,357 shares of the Company’s common stock pursuant to a one-time market order on March 1, 2027. The second trading arrangement provides for the sale of up to 6,077 shares of the Company’s common stock pursuant to a one-time market order on June 1, 2027. Each trading arrangement has a term of one year from the effective date and will automatically terminate upon the earlier of (i) the sale of the maximum shares subject to the trading arrangement, (ii) twelve months from the effective date of the instructions without all of the securities having been sold, or (iii) the occurrence of certain other termination events specified in the trading arrangement.

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

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAKOTA GOLD CORP.

/s/ Jack Henris
By: Jack Henris
Chief Executive Officer
(Principal Executive Officer)
Dated: November 10, 2026

/s/ Shawn Campbell
By: Shawn Campbell
Chief Financial Officer (Principal Financial Officer)
Dated: November 10, 2026